Form 10-Q
period 2008-03-31
WESTGATE ACQUISITIONS CORP
filed 2008-05-07
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-53084

WESTGATE ACQUISITIONS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0639379
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

19 East 200 South, Suite #1080, Salt Lake City, Utah 84111

(Address of principal executive offices)

(801) 322-3401

(Registrants's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	[	]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                   YesX No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 30, 2008

Common Stock, $.00001 par value	1,500,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T).	Controls and Procedures	10

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Securities Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at March 31, 2008 and December 31, 2007 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2008 and 2007 and the period from September 8, 1999 (date of inception) to March 31, 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Note payable - related party	11,197	10,555

Total Current Liabilities	11,197	10,555

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	7,185	5,685
Deficit accumulated during the development stage	(18,397)	(16,255)

Total Stockholders' Equity (Deficit)	(11,197)	(10,555)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES

General and
administrative	2,046	1,210	18,087

Total Expenses	2,046	1,210	18,087

LOSS FROM OPERATIONS	(2,046)	(1,210)	(18,087)

OTHER EXPENSES

Interest expense	(96)	(42)	(310)

Total Other Expenses	(96)	(42)	(310)

NET LOSS	$(2,142)	$(1,252)	$(18,397)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on Sept. 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,853)	(5,853)

Balance, December 31, 2006	1,500,000	15	2,685	(9,773)	(7,073)

Services contributed by shareholders	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(6,482)	(6,482)

Balance, December 31, 2007	1,500,000	15	5,685	(16,255)	(10,555)

Services contributed by
shareholders (unaudited)	-	-	1,500	-	1,500

Net loss for the three months ended
March 31, 2008 (unaudited)	-	-	-	(2,142)	(2,142)

Balance, March 31, 2008 (unaudited)	1,500,000	$15	$7,185	$(18,397)	$(11,197)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(2,142)	$(1,252)	$(18,397)
Adjustments to reconcile net loss to net cash
used by operating activities:
Services contributed by shareholders	1,500	-	6,700
Changes in operating assets and liabilities:
Change in accounts payable	-	-	-

Net Cash Used by
Operating Activities	(642)	(1,252)	(11,697)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	500
Increase in note payable - related party	642	1,252	11,197

Net Cash Provided by
Financing Activities	642	1,252	11,697

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to the Condensed Financial Statements

March 31, 2008 and December 31, 2007

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are considered a development stage company with no assets or capital and with no material operations or income. The costs and expenses associated with the preparation and filing of this report and other reports and our registration statement in 2007 have been paid for by advances from shareholders. We anticipate needing only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to finalize an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended March 31, 2008, we incurred a loss of $2,142 compared to a $1,252 loss during the three month period ended March 31, 2007. The increased loss for the first quarter of 2008 is attributed to the 69% increase in general and administrative expenses, which is due to legal and accounting costs related to the preparation and filing the SEC of our registration statement under the Securities Exchange Act of 1934..

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the three months ended March 31, 2008, our expenses were paid by a principal shareholder. At March 31, 2008 we had a note payable - related party, including accrued interest, totaling $11,197. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

Plan of Operation

During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

Because we lack funds, it may be necessary for officers, directors or stockholders to advance funds and we will accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

If we need to raise capital, most likely the only method available would be the private sale of securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Also, we do not anticipate making any significant capital expenditures until we can successfully complete an acquisition or merger.

Forward-Looking and Cautionary Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;
●	uncertainties following any successful acquisition or merger related to the future rate of growth of the acquired business and acceptance of its products and/or services;
●	volatility of the stock market, particularly within the technology sector; and
●	general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTGATE ACQUISITIONS CORPORATION

Date: May 7, 2007	By: /S/__	GEOFF WILLIAMS
Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)