Form 10-Q
period 2008-06-30
WESTGATE ACQUISITIONS CORP
filed 2008-08-11
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 8, 2008

Common Stock, $.00001 par value	1,500,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4(T).	Controls and Procedures	11

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at June 30, 2008 and December 31, 2007 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2008 and 2007 and the period from September 8, 1999 (date of inception) to June 30, 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Note payable - related party	14,172	10,555

Total Current Liabilities	14,172	10,555

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	8,685	5,685
Deficit accumulated during the development stage	(22,872)	(16,255)

Total Stockholders' Equity (Deficit)	(14,172)	(10,555)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

						From Inception
						on September 8,
	For the Three Months Ended			For the Six Months Ended		1999 Through
	June 30,			June 30,		June 30,
	2008	2007		2008	2007	2008

REVENUES	$-	$		$-	$-	$-

EXPENSES
			-
General and
administrative	4,333		-	6,379	1,210	22,420

Total Expenses	4,333		-	6,379	1,210	22,420

LOSS FROM OPERATIONS	(4,333)		-	(6,379)	(1,210)	(22,420)

OTHER EXPENSES

Interest expense	(142)		-	(238)	-	(452)

Total Other Expenses	(142)		-	(238)	-	(452)

NET LOSS	$(4,475)		$-	$(6,617)	$(1,210)	$(22,872)

BASIC LOSS PER SHARE	$(0.00)		$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	1,500,000		1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,853)	(5,853)

Balance, December 31, 2006	1,500,000	15	2,685	(9,773)	(7,073)

Services contributed by shareholders	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(6,482)	(6,482)

Balance, December 31, 2007	1,500,000	15	5,685	(16,255)	(10,555)

Services contributed by
shareholders (unaudited)	-	-	3,000	-	3,000

Net loss for the six months ended
June 30, 2008 (unaudited)	-	-	-	(6,617)	(6,617)

Balance, June 30, 2008 (unaudited)	1,500,000	$15	$8,685	$(22,872)	$(14,172)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on September 8,
	For the Six Months Ended		1999 Through
	June 30,		June 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(6,617)	$(1,252)	$(22,872)
Adjustments to reconcile net loss to net cash
used by operating activities:
Services contributed by shareholders	3,000	-	8,200
Changes in operating assets and liabilities:
Change in accounts payable	(6,300)	-	-

Net Cash Used by
Operating Activities	(9,917)	(1,252)	(14,672)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500
Increase in note payable - related party	9,917	1,252	14,172

Net Cash Provided by
Financing Activities	9,917	1,252	14,672

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to the Condensed Financial Statements

June 30, 2008 and December 31, 2007

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

We are a development stage company with no assets or capital and only nominal operations. The costs and expenses associated with the preparation and filing of this report and other reports and our registration statement in 2007, have been paid for by advances from stockholders. We anticipate needing only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers, directors or principal stockholders in the immediate future. However, unless we are able to finalize an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended June 30, 2008, we incurred a net loss of $4,475 compared to a $0 loss during the three month period ended June 30, 2007. The increased loss for the second quarter of 2008 is attributed to increased legal and accounting costs incurred during the second quarter of 2008, which expenses related to the preparation and filing with the SEC of our requisite periodic reports.

For the six months ended June 30, 2008, our net loss was $6,617 compared to a net loss of $1,210 for the six months ended June 30, 2007. The increased net loss for the first six months of 2008 is attributed to the 427% increase in general and administrative expenses in the 2008 period, also due to increased legal and accounting costs related to our SEC filings.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the three months ended June 30, 2008, our expenses were paid by a principal shareholder. At June 30, 2008 we had a note payable - related party, including accrued interest, totaling $14,172. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WESTGATE ACQUISITIONS CORPORATION

Date: August 11, 2008	By: /S/	GEOFF WILLIAMS
Geoff Williams
President, C.E.O. and Director
(Principal Accounting Officer)