Form 10-K
period 2008-12-30
WESTGATE ACQUISITIONS CORP
filed 2009-03-25
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[	]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-53084

WESTGATE ACQUISITIONS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0639379
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19 East 200 South, Suite 1080, Salt Lake City, Utah 84111

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:	(801) 322-3401

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 404 of the Securities Act.	Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [ X ]

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ X ]

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ X ] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was $-0-. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 20, 2009 was 1,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

WESTGATE ACQUISITIONS CORPORATION

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	6

Item 1B.	Unresolved Staff Comments	6

Item 2.	Properties	6

Item 3.	Legal Proceedings	6

Item 4.	Submission of Matter to a Vote of Security Holders	7

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	7

Item 6.	Selected Financial Data	9

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 8.	Financial Statements and Supplementary Data	12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12

Item 9A(T).	Controls and Procedures	13

Item 9B	Other Information	14

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	14

Item 11.	Executive Compensation	15

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	15

Item 13.	Certain Relationships and Related Transactions and Director Independence	16

Item 14.	Principal Accounting Fees and Services	16

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	17

Signatures	31

PART I

Item 1.	Business.

Business Development

History

Westgate Acquisitions Corporation, a Nevada corporation organized on September 8, 1999, is a development stage company organized on September 8, 1999 under the laws of the State of Nevada. We are currently engaged in investigating prospective business opportunities with the intent to acquire or merge with one or more businesses. On November 30, 1999, the Company filed with the SEC a registration statement on Form SB-2 under the Securities Act of 1933 to register the Company’s outstanding shares. The registration statement was subsequently abandoned.

Management has broad discretion in its search for and negotiations with any potential business or business opportunity. In certain instances, a target company may desire to become our subsidiary or contribute assets rather than merge. No assurance can be given that we will be successful in locating or negotiating with any target company.

In the event of a successful acquisition or merger, the acquired entity will become subject to the same reporting requirements with the SEC as we are. Any acquired business must provide audited financial statements for at least the two most recent fiscal years or, in the event it has been in business for less than two years, from the period of inception. This could limit potential prospects because many private businesses either do not have audited financial statements, or are unable to produce audited statements without undo time and expense.

Our principal executive offices are located at 19 East 200 South, Suite #1080, Salt Lake City, Utah 84111 and our telephone number is (801) 322-3401.

Current Business Activities

We have a limited operating history and make no representation, nor is any intended, that we will be able to successfully carry on future business activities. There can be no assurance that we will have the ability to acquire or merge with a business opportunity that will be of material value.

Management plans to investigate, research and, if justified, potentially acquire or merge with, one or more businesses or business opportunities. We presently have no commitment or arrangement, written or oral, to participate in any business opportunity and we cannot predict the nature of any potential business we may ultimately consider. Management has broad discretion in its search for and negotiations with any prospective business or business opportunity.

Sources of Business Opportunities

Management employs various resources in its search for potential business opportunities including, but not limited to, officers, directors, stockholders, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of a lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely rely on outside sources, not otherwise associated with us that will accept their compensation only after we finalize a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

In the event we engage an independent consultant, we would prefer that the consultant has experience in working with small companies searching for business opportunities. Also, the consultant must be experienced in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such transactions. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated at the close of a business consolidation.

We do not limit our search to any specific kind of business or industry. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming publicly held without the time and expense typically associated with an initial public offering.

Evaluation

Once we identify a potential acquisition or merger candidate, management will determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital, we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating potential business opportunities, management considers, to the extent relevant to the specific situation, several factors including:

●	potential benefits to the company and stockholders;
●	working capital;
●	financial requirements and availability of additional financing;
●	history of operation, if any;
●	nature of present and expected competition;
●	quality and experience of management;
●	need for further research, development or exploration;
●	potential for growth and expansion;
●	potential for profits; and
●	other factors deemed relevant to the specific opportunity.

Because we have not yet located or identified a specific business opportunity, there are certain unidentified risks that cannot be adequately expressed. There can be no assurance following consummation of an acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve a new and untested technology, product, process or market strategy, which may not ultimately prove successful.

Form of Potential Acquisition or Merger

We cannot predict the manner in which we might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific opportunity will depend upon the nature of its business, the respective needs and desires of the parties’ management, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we presently do not intend to participate in an opportunity through the purchase of a minority stock position.

Because we have only nominal assets and a limited operating history, in the event we successfully acquire or merge with an operating business, current stockholders most likely will experience substantial dilution. It is also probable that we will experience a change in control. The owners of a business that we acquire or merge with will most likely gain effectively control of our company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective target. Instead, management will attempt to negotiate the best possible agreement for the benefit of the stockholders.

Presently, we do not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage an outside advisor or consultant in our search for business opportunities, we may have to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available would be the private sale of securities. These possible private sales would most likely have to be to persons known by the officers, current stockholders, directors or to venture capitalists that would be willing to accept the risks associated with investing in a business with limited operations.

Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates to raise funds.

It is possible that the terms of a future acquisition or merger transaction might include the sale of shares held by our officers and/or directors to parties affiliated with or designated by the potential target. Presently, we have no plans to seek or actively negotiate such terms. However, if this situation does arise, we are obligated to follow our articles of incorporation and applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders or that stockholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, we might pay a finder's fee, in the form of cash or securities, to a person or persons instrumental in facilitating the transaction. We have not established a policy for the determination of an appropriate finder's fee, although any fee would likely be based upon negotiations by management, the business opportunity and finder. We cannot at this time estimate the type or amount of a potential finder's fee that might be paid. It is unlikely that a fee will be paid to an affiliate because of the potential conflict of interest. However, if such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate’s fiduciary duty or violate the doctrine of corporate opportunity.

We believe that it is highly unlikely that we will acquire or merge with a business in which our management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested board and by the stockholders. Management does not anticipate an acquisition or merger with a related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Stockholders

Prior to consummating an acquisition or merger, if required by relevant state laws and regulations, we will seek stockholders approval in the appropriate manner. Certain types of transactions may be entered into solely by board of directors approval without stockholder ratification. Under Nevada law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an transaction, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the board will have discretion to consummate the transaction by written consent. Regardless of whether an acquisition or merger is ratified by board action alone, by written consent or by holding a stockholders' meeting, we will provide stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement if the action is taken by written consent.

Under Nevada corporate laws, our stockholders may be entitled to assert dissenters’ rights in the event of a successful merger of acquisition. Stockholders may be entitled to dissent from and obtain payment of the fair value of their shares in the event we complete a merger if approval by the stockholders is required under Nevada law. Also, stockholders may be entitled to dissenters’ rights if we enter into a share exchange whereby our shares are to be acquired. A stockholder entitled to assert dissenter’s rights and obtain fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the stockholder or company. A dissenting stockholder must refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of stockholders, we must then give notice to all stockholders who delivered their written notice of dissent.

Competition

Because we have not identified a prospective acquisition or merger candidate, we cannot evaluate the type and extent of future competition. There are several other public companies with only nominal assets that are also searching for operating businesses as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search and, due to a lack of funds, it may be difficult to successfully compete with these companies.

Employees

As of the date hereof, we do not have any employees and have no plans for retaining employees until such time as business warrants the expense, or until we successfully acquire or merge with an operating business. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

We currently use as our principal place of business the business office of our President and director, Geoff Williams, in Salt Lake City, Utah. Although we have no written agreement and currently pay no rent for the use of the facilities, we contemplate that at such future time as we are able to acquire or merge with an operating business, we will secure commercial office space from which to conduct business. However, until that time, the type of business in which we will be engaged and the type of office and other facilities that will be required is unknown. We have no current plans to secure such commercial office space.

Industry Segments

No information is presented regarding industry segments. We are presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included in this Form 10-K for a report of our operating history for the past two fiscal years.

Item 1A.	Risk Factors.

This item is not required for a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Description of Property.

We do not presently own any property.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not currently, nor has there ever been, a public trading market for our common stock. As of the date hereof, there are approximately 36 stockholders of record of our common stock. We anticipate that in the future we will request a broker/dealer to make an initial application to the Financial Industry Regulatory Authority to have our shares quoted on the OTC Bulletin Board. The application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.

Inclusion on the OTC Bulletin Board will permit price quotations for our shares to be published by that service. Although we intend to request that an application to the OTC Bulletin Board be submitted, we do not anticipate a public trading market in our shares in the immediate future. Any future secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTC Bulletin Board or at any other time in the future or, that if such a market does develop, that it can be sustained.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future. Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

A broker-dealer who sells penny stocks to a person other than an established customer or accredited investor is subject to additional sales practice requirements. An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, a monthly statement must be sent to the client disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

All of our outstanding common shares were issued in private transactions and not registered with the SEC and, when issued, were deemed restricted securities. Rule 144 is the common means for stockholders to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 has been amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

An important exception to the above described availability of the amended Rule 144 is that Rule 144 is not available for either a reporting or non-reporting shell company, unless the company:

●	has ceased to be a shell company;

●	is subject to the Exchange Act reporting obligations;

●	has filed all required Exchange Act reports during the preceding twelve months; and

●	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

Following a successful acquisition of an operating business, we intend to file with the SEC a report that will include comprehensive information that reflects that we are no longer a shell company.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are considered a development stage company with no assets and/or capital and no material operations or revenues. Ongoing expenses, including the costs associated with the preparation of reports and filing with the SEC have been paid for by advances from a stockholder, which are evidenced on our financial statements as payable-related party. It is anticipated that we will require only nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

We have not reported any revenues since inception and incurred a net loss of $27,265 for the year ended December 31, 2008, compared to a loss of $6,482 for the year ended December 31, 2007. We have also reported a cumulative net loss of $43,520 since inception through December 31, 2008. The increase in net loss for 2008 is attributed primarily to professional expenses for accounting and legal fees related to filing our registration statement with the SEC, which became effective in April 2008. The increased net loss is also due to ongoing professional fees in connection with making our periodic filings with the SEC during 2008 and an increase in general and administration expenses.

Liquidity and Capital Resources

Expenses incurred during 2008 and 2007 have been paid for by a stockholder. At December 31, 2008, we had current liabilities of $31,820 compared to $10,555 at December 31, 2007. The increase at December 31, 2008 is attributed to the $18,850 increase in accounts payable - related party and the inclusion of $2,415 in other accounts payable. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

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

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $32,320 at of December 31, 2008. This loss carry forward may be offset against future taxable income through the year 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133".  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We currently use the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). We will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations”, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer:

(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.   We will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115".  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.   We will adopt SFAS No. 159 beginning March 1, 2008 and are currently evaluating the potential impact the adoption of this pronouncement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt this statement March 1, 2008, and it is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2008 and 2007 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our President, acting as both our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our President acting as both chief executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Geoff Williams	36	President, CEO and Director
Nancy Ah Chong	38	Secretary / Treasurer and Director

___________________________

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee thereof. However, directors may defer their expenses and/or take payment in shares of our common stock. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board of directors and each executive officer serves at the discretion of the board. We do not have any standing committees.

No director, officer, affiliate or promoter of our company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

Directors currently devote only such time to company affairs as needed. The time devoted could amount to as little as 1% of the time they devote to their own business affairs, or if business conditions ultimately warrant, they could possibly elect to devote their full time to our business. Presently, there are no other persons whose activities are material to our operations.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board of directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors of are acting on behalf of, or will act at the direction of any other person.

The business experience of each of the persons listed above during the past five years is as follows:

Geoff Williams. Mr. Williams has served as a director and President of our company since its inception in September 1999. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts. Mr. Williams also serves as our principal financial officer and principal accounting officer.

Mr. Williams is currently a director in the following companies with a class of its securities registered under the Securities Exchange Act of 1934:

●	Greyhound Commissary, Inc. (President, C.E.O. and director); and

●	Eastgate Acquisitions Corp. (President, C.E.O. and director).

Nancy Ah Chong. Ms. Ah Chong became a director and Secretary of our company in September 2006. From August 2004 to the present, she has been an office manager for Williams Investment Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Previously, Mrs. Ah Chong was an administrative assistant for Forsgren Associates in Salt Lake City from March 2004 to August 2004. She has also worked as a customer service representative for Overstock.com from November 2003 to January 2004 and O’Currance from February 2001 to November 2003, and as a marketing and travel coordinator for MGIS from February 2000 to August 2001. From August 1991 to December 1999, Mrs. Ah Chong was with Barrick Goldstrike Mines, Inc. in Elko, Nevada, first as an exploration draftsperson and then an administrative assistant. Mrs. Ah Chong attended and graduated from the Omaha Institute of Art and Design in Omaha, Nebraska.

Ms. Ah Chong is currently a director in the following companies with a class of its securities registered under the Securities Exchange Act of 1934:

●	Greyhound Commissary, Inc. (Secretary / Treasurer and director); and

●	Eastgate Acquisitions Corp. (Secretary / Treasurer and director).

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2008.

Code of Ethics

We currently do not have a code of ethics. During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.	Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2008 and 2007. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of March 20, 2009, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Officers
Geoff Williams *	600,000	40.0%
19 East 200 South, Suite 1080
Salt Lake City, UT 84111
Nancy Ah Chong	0	0.0%
19 East 200 South, Suite 1080
Salt Lake City, UT 84111

5% Stockholders

Edward F. Cowle *	600,000	40.0%
20 West 64th Street
New York, NY 10023
H. Deworth Williams	284,200	18.9%
19 East 200 South, Suite 1080
Salt Lake City, UT 84111
All directors and officers	600,000	40.0%
a group (2 persons)

*	Director and/or executive officer
Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 1,500,000 shares of common stock outstanding on March 20, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There have been no material transactions during the past two fiscal years between our company and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate families.

Our officers and directors are subject to the doctrine of corporate opportunities, only insofar as it applies to business opportunities in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our corporate minutes. If directors are presented with business opportunities that may conflict with business interests identified by us, such opportunities must be promptly disclosed to the board of directors and made available to us. In the event the board rejects an opportunity so presented and only in that event, any officer or director may avail himself or herself of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of our company. There can be no assurance, however, that these efforts will be successful.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by management, the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. Any such fee would have to be approved by the stockholders or a disinterested board of directors.

None of our directors are deemed to be independent directors. We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual report for the year ended December 31, 2008 was $2,500.

Audit Related Fees

For the year ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by Moore & Associates, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2008 and 2007, no fees were billed by Moore & Associates, Chartered for tax compliance, tax advice and tax planning.

We do not use Moore & Associates, Chartered for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates, Chartered to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Moore & Associates, Chartered and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates, Chartered's independence.

PART 1V

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name
3.1*	Certificate of Incorporation
3.2*	By-Laws
4.1*	Instrument defining rights of stockholders (See Exhibit No. 3.1, Certificate of Incorporation)
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*	Previously filed as an Exhibit to the Form 10-SB filed February 6, 2008.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm	20

Balance Sheets	21

Statements of Operations	22

Statements of Stockholders’ Equity (Deficit)	23

Statements of Cash Flows	24

Notes to the Financial Statements	25

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Westgate Acquisitions Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Westgate Acquisitions Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and from inception on September 8, 1999 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Acquisitions Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and from inception on September 8, 1999 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $43,520, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

March 13, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,415	$-
Note payable - related party	29,405	10,555

Total Current Liabilities	31,820	10,555

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	11,685	5,685
Deficit accumulated during the development stage	(43,520)	(16,255)

Total Stockholders' Equity (Deficit)	(31,820)		(10,555)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$	$

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			September 8,
	For the Year Ended		1999 Through
	December 31,		December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES

General and
administrative	26,175	6,268	42,430

Total Expenses	26,175	6,268	42,430

LOSS FROM OPERATIONS	(26,175)	(6,268)	(42,430)

OTHER EXPENSES

Interest expense	(1,090)	(214)	(1,090)

Total Other Expenses	(1,090)	(214)	(1,090)

LOSS BEFORE INCOME TAXES	(27,265)	(6,482)	(43,520)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(27,265)	$(6,482)	$(43,520)

BASIC LOSS PER SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,853)	(5,853)

Balance, December 31, 2006	1,500,000	15	2,685	(9,773)	(7,073)

Services contributed by shareholders	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(6,482)	(6,482)

Balance, December 31, 2007	1,500,000	15	5,685	(16,255)	(10,555)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(27,265)	(27,265)

Balance, December 31, 2008	1,500,000	$15	$11,685	$(43,520)	$(31,820)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			September 8,
	For the Year Ended		1999 Through
	December 31,		December 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(27,265)	$(6,482)	$(43,520)
Adjustments to reconcile net loss to net cash
used by operating activities:
Services contributed by shareholders	6,000	3,000	11,200
Changes in operating assets and liabilities:
Change in accounts payable	2,415	(5,675)	2,415

Net Cash Used in
Operating Activities	(18,850)	(9,157)	(29,905)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500
Increase in note payable - related party	18,850	9,157	29,405

Net Cash Provided by
Financing Activities	18,850	9,157	29,905

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.
5

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Business and Organization

Westgate Acquisitions Corporation (The Company) was organized on September 8, 1999, under the laws of the State of Nevada. Pursuant to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is classified as a development stage company.

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.	Revenue Recognition

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

c.	Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Years Ended
December 31,
2008	2007
--------------------	------------------

Loss (numerator)	$(27,265)	$(6,482)
Shares (denominator)	1,500,000	1,500,000
------------------	---------------------

Per share amount	$(0.02)	$(0.00)
=========	===========

d.	Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.	Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

2008	2007
----------------	-----------------
Deferred tax assets:
NOL carryover	$12,604	$4,311
Valuation allowance	(12,604)	(4,311)
----------------	-----------------
Net deferred tax asset	$--	$--
=========	==========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

2008	2007
----------------	-----------------

Book Income	$(10,633)	$(2,528)
Contributed services	2,340	1,170
Valuation allowance	8,293	1,358
----------------	-----------------
$-	$-
========	==========

At December 31, 2008, the Company had net operating loss carry forwards of approximately $32,320 that may be offset against future taxable income through 2028. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

e. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Newly Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Newly Issued Accounting Pronouncements (Continued)

indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Newly Issued Accounting Pronouncements (Continued)

not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159,The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 -	GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 2 -	GOING CONCERN (Continued)

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -	RELATED PARTY TRANSACTIONS

The Company’s expenses are paid by its majority shareholder. The Company accrues interest on the amount payable to the shareholder at 10% per annum. The liability of $29,405 is unsecured and due upon demand.

The Company records the value of the services performed by its officers and directors as a contribution to capital. The amount contributed was $6,000 and $3,000 for the years ended December 31, 2008 and 2007, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westgate Acquisitions Corporation

By:	/S/	GEOFF WILLIAMS	Geoff Williams
President and C.E.O.
Principal Financial Officer
Principal Accounting Officer

Dated:	March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

March 25, 2009
/S/	GEOFF WILLIAMS	President, C.E.O. and director
Geoff Williams	Principal Financial Officer
Principal Accounting Officer

March 25, 2009
/S/	NANCY AH CHONG	Secretary and Director
Nancy Ah Chong