Form 10-Q
period 2009-03-31
WESTGATE ACQUISITIONS CORP
filed 2009-05-05
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 30, 2009

Common Stock, $0.0001 par value	1,500,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T).	Controls and Procedures	10

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Securities Holders	11

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at March 31, 2009 and related unaudited statements of operations and cash flows for the three months ended March 31, 2009 and 2008 and the period from September 8, 1999 (date of inception) to March 31, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009 and December 31, 2008

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,415	$2,415
Note payable - related party	32,196	29,405

Total Current Liabilities	34,611	31,820

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.0001 par value, 1,500,000 shares issued
and outstanding	150	150
Additional paid-in capital	13,050	11,550
Deficit accumulated during the development stage	(47,811)	(43,520)

Total Stockholders' Equity (Deficit)	(34,611)	(31,820)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

General and
administrative	3,530	2,046	45,960

Total Expenses	3,530	2,046	45,960

LOSS FROM OPERATIONS	(3,530)	(2,046)	(45,960)

OTHER EXPENSES

Interest expense	(761)	(96)	(1,851)

Total Other Expenses	(761)	(96)	(1,851)

LOSS BEFORE INCOME TAXES	-	-	-
PROVISION FOR INCOME TAXES	(4,291)	(2,142)	(47,811)

NET LOSS	$(4,291)	$(2,142)	$(47,811)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(4,291)	(2,142)	$(47,811)
Adjustments to reconcile net loss to net cash
used by operating activities:
Services contributed by shareholders	1,500	1,500	12,700
Changes in operating assets and liabilities:
Change in accounts payable	-	-	2,415

Net Cash Used in
Operating Activities	(2,791)	(642)	(32,696)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500
Increase in note payable - related party	2,791	642	32,196

Net Cash Provided by
Financing Activities	2,791	642	32,696

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2009 and 2008

NOTE NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resourcesand to develop a consistent source of revenues. Management’s plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2009 and 2008

NOTENOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

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

We are a development stage company with no assets or capital and limited operations. The costs and expenses associated with the preparation and filing of this report and other reports, have been paid for by advances from stockholders. We anticipate that in the immediate future, the necessary funds to maintain our corporate viability will most likely be provided by our officers, directors or principal stockholders. However, unless we are able to finalize an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended March 31, 2009, we incurred a net loss of $4,291 compared to a $2,142 loss during the three month period ended March 31, 2008. The increased loss for the first quarter of 2009 is attributed to increased legal and accounting costs and expenses related to the preparation and filing with the SEC of our requisite periodic reports.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the three months ended March 31, 2009, our expenses were paid by a principal shareholder. At March 31, 2009 we had a note payable - related party of $32,196. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WESTGATE ACQUISITIONS CORPORATION

Date: May 4, 2009	/s/ Geoff Williams
Geoff Williams
President, C.E.O. and Director
(Principal Accounting Officer)