Form 10-Q
period 2009-06-30
WESTGATE ACQUISITIONS CORP
filed 2009-08-04
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                         Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 31, 2009

Common Stock, $0.0001 par value	1,500,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4(T).	Controls and Procedures	11

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at June 30, 2009 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2009 and 2008 and the period from September 8, 1999 (date of inception) to June 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended June 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009 and December 31, 2008

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$2,415
Note payable - related party	37,162	29,405

Total Current Liabilities	37,162	31,820

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.0001 par value, 1,500,000 shares issued
and outstanding	150	150
Additional paid-in capital	14,550	11,550
Deficit accumulated during the development stage	(51,862)	(43,520)

Total Stockholders' Equity (Deficit)	(37,162)	(31,820)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
					September 8,
	For the Three Months Ended		For the Six Months Ended		1999 Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and
administrative	3,195	4,333	6,725	6,379	49,155

Total Expenses	3,195	4,333	6,725	6,379	49,155

LOSS FROM OPERATIONS	(3,195)	(4,333)	(6,725)	(6,379)	(49,155)

OTHER EXPENSES

Interest expense	(856)	(142)	(1,617)	(238)	(2,707)

Total Other Expenses	(856)	(142)	(1,617)	(238)	(2,707)

LOSS BEFORE INCOME TAXES	-	-	-	-	-
PROVISION FOR INCOME TAXES	(4,051)	(4,475)	(8,342)	(6,617)	(51,862)

NET LOSS	$(4,051)	$(4,475)	$(8,342)	$(6,617)	$(51,862)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	150	350	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	150	350	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	150	350	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	150	850	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,853)	(5,853)

Balance, December 31, 2006	1,500,000	150	2,550	(9,773)	(7,073)

Services contributed by shareholders	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(6,482)	(6,482)

Balance, December 31, 2007	1,500,000	150	5,550	(16,255)	(10,555)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(27,265)	(27,265)

Balance, December 31, 2008	1,500,000	150	11,550	(43,520)	(31,820)

Services contributed by shareholders	-	-	3,000	-	3,000

Net loss for the six months ended
June 30, 2009 (unaudited)	-	-	-	(8,342)	(8,342)

Balance, June 30, 2009 (unaudited)	1,500,000	$150	$14,550	$(51,862)	$(37,162)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			September 8,
	For the Six Months Ended		1999 Through
	June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(8,342)	$(6,617)	$(51,862)
Adjustments to reconcile net loss to net cash
used by operating activities:
Services contributed by shareholders	3,000	3,000	14,200
Changes in operating assets and liabilities:
Change in accounts payable	(2,415)	(6,300)	-

Net Cash Used in
Operating Activities	(7,757)	(9,917)	(37,662)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500
Increase in note payable - related party	7,757	9,917	37,162

Net Cash Provided by
Financing Activities	7,757	9,917	37,662

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTENOTE  3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with limited operations. The costs and expenses associated with the preparation and filing of this report and other reports, have been paid for by advances from stockholders. We anticipate that in the immediate future, the necessary funds to maintain our corporate viability will most likely be provided by our officers, directors or principal stockholders. However, unless we are able to finalize an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended June 30, 2009 (“second quarter”), we incurred a net loss of $4,051 compared to a $4,475 loss during the three month period ended June 30, 2008. The decreased loss for the second quarter of 2009 is attributed to decreased legal and accounting costs and expenses related to the preparation and filing with the SEC of our requisite periodic reports. The decrease in net loss was partially offset by an increase in interest expense from $142 for the second quarter of 2008 to $856 for the second quarter of 2009, due to an increase in loans from stockholders.

We also incurred a net loss of $8,342 for the six month period ended June 30, 2009, compared to $6,617 for the 2008 period. The increased net loss for the six month period is attributed to the increase in general and administrative expenses from $6,379 for the 2008 period to $6,725 for the 2009 period and the increase in interest expense from $238 for the 2008 period to $1,617 for the 2009 period.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the three months ended June 30, 2009, our expenses were paid by a principal shareholder. At June 30, 2009 we had a note payable - related party of $37,162. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

Plan of Operation

During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

Because we lack funds, it may be necessary for officers, directors or stockholders to advance funds and we will accrue expenses until a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until an acquisition or merger can be accomplished and we will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WESTGATE ACQUISITIONS CORPORATION

Date: August 3, 2009	By: /S/	GEOFF WILLIAMS
Geoff Williams
President, C.E.O. and Director
(Principal Accounting Officer)