Form 10-Q
period 2009-09-30
WESTGATE ACQUISITIONS CORP
filed 2009-11-23
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                         Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 20, 2009

Common Stock, $0.00001 par value	1,500,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4(T).	Controls and Procedures	11

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at September 30, 2009 and related unaudited statements of operations, and cash flows for the three and nine months ended September 30, 2009 and 2008 and the period from September 8, 1999 (date of inception) to September 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$2,415
Accrued interest - related party	3,688	1,090
Note payable - related party	38,580	28,315

Total Current Liabilities	42,268	31,820

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	16,185	11,685
Deficit accumulated during the development stage	(58,468)	(43,520)

Total Stockholders' Equity (Deficit)	(42,268)	(31,820)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)
					From
					Inception on
					September 8,
	For the three Months Ended		For the Nine Months Ended		1999 Through
	September		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and
administrative	5,625	9,250	12,350	15,629	54,780

Total Expenses	5,625	9,250	12,350	15,629	54,780

LOSS FROM OPERATIONS	(5,625)	(9,250)	(12,350)	(15,629)	(54,780)

OTHER EXPENSES

Interest expense	(981)	(240)	(2,598)	(478)	(3,688)

Total Other Expenses	(981)	(240)	(2,598)	(478)	(3,688)

LOSS BEFORE INCOME TAXES	(6,606)	(9,490)	(14,948)	(16,107)	(58,468)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(6,606)	$(9,490)	$(14,948)	$(16,107)	$(58,468)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

			From
			Inception on
			September 8,
	For the Nine Months Ended		1999 Through
	September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(14,948)	(16,107)	$(58,468)
Adjustments to reconcile net loss to net cash
used by operating activities:
Services contributed by shareholders	4,500	4,500	15,700
Changes in operating assets and liabilities:
Increase in accrued interest - related party	2,598	478	3,688
Increase (decrease) in accounts payable	(2,415)	-	-

Net Cash Used in
Operating Activities	(10,265)	(11,129)	(39,080)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500
Increase in note payable - related party	10,265	11,129	38,580

Net Cash Provided by
Financing Activities	10,265	11,129	39,080

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

September 30, 2009

NOTNOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTNOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTNOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

September 30, 2009

NOTNOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In

In May 2009, the FASB issued FAS 165 (ASC Topic 855), “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

September 30, 2009

NOTE 4 – RELATED PARTY TRANSACTIONS

Note Payable – The Company owes notes payable to a shareholder in the amount of $38,580 and 28,315 plus accrued interest of $3,688 and $1,090 as of September 30, 2009 and December 31, 2008, respectively. The notes payable accrue interest at 10% per annum, are unsecured, and are due on demand.

NOTE 5 –  SIGNIFICANT EVENT

On August 3, 2009, the Company amended its Articles of Incorporation so as to change the par value of  its stock from $0.0001 to $0.00001.  All references to common stock in these financial statements have been retroactively adjusted tp incorporate the effects of this adjustment.

NOTE 6 -- SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 23, 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with limited operations. The costs and expenses associated with preparing and filing this and other reports with the SEC, have been paid for by advances from stockholders. We anticipate that necessary future funds to maintain our corporate viability will most likely be provided by our officers, directors or principal stockholders. However, unless we are able to finalize an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended September 30, 2009 (“third quarter”), we incurred a net loss of $6,606 compared to a $9,490 loss during the three-month period ended September 30, 2008. The decreased loss for the third quarter of 2009 is attributed to decreased legal and accounting costs and expenses related to the preparation and filing with the SEC of our requisite periodic reports. The decrease in net loss was partially offset by an increase in interest expense from $240 for the third quarter of 2008 to $981 for the third quarter of 2009, due to an increase in loans from stockholders.

We also incurred a net loss of $14,948 for the nine-month period ended September 30, 2009, compared to $16,107 for the 2008 period. The decreased net loss for the nine-month period is attributed to the decrease in general and administrative expenses from $15,629 for the 2008 period to $12,350 for the 2009 period and was partially offset by the increase in interest expense from $478 for the 2008 period to $2,598 for the 2009 period.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the three months ended September 30, 2009, our expenses were paid by a principal stockholder. At September 30, 2009 we had a note payable - related party and related accrued interest of $42,268. We expect to continue to rely on the stockholder to pay our expenses, because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the stockholder will continue indefinitely to pay our expenses.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WESTGATE ACQUISITIONS CORPORATION

Date: November 23, 2009	By: /S/	GEOFF WILLIAMS___________
Geoff Williams
President, C.E.O. and Director
(Principal Accounting Officer)