Form 10-Q
period 2010-03-31
WESTGATE ACQUISITIONS CORP
filed 2010-05-14
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                               Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 12, 2010

Common Stock, $0.0001 par value	1,500,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4(T).	Controls and Procedures	11

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Removed and Reserved)	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures	13

2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at March 31, 2010 and related unaudited statements of operations, and cash flows for the three months ended March 31, 2010 and 2009 and the period from September 8, 1999 (date of inception) to March 31, 2010, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010

3

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2010	2009
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$1,500
Note payable - related party	52,242	46,197

Total Current Liabilities	52,242	47,697

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	19,185	17,685
Deficit accumulated during the development stage	(71,442)	(65,397)

Total Stockholders' Equity (Deficit)	(52,242)	(47,697)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2010	2009	2010

REVENUES	$-	$-	$-

EXPENSES

General and
administrative	4,830	3,530	65,447

Total Expenses	4,830	3,530	65,447

LOSS FROM OPERATIONS	(4,830)	(3,530)	(65,447)

OTHER EXPENSES

Interest expense	(1,215)	(761)	(5,995)

Total Other Expenses	(1,215)	(761)	(5,995)

LOSS BEFORE INCOME TAXES	(6,045)	(4,291)	(71,442)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(6,045)	$(4,291)	$(71,442)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	1,500,000	1,500,000

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,853)	(5,853)

Balance, December 31, 2006	1,500,000	15	2,685	(9,773)	(7,073)

Services contributed by shareholders	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(6,482)	(6,482)

Balance, December 31, 2007	1,500,000	15	5,685	(16,255)	(10,555)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(27,265)	(27,265)

Balance, December 31, 2008	1,500,000	15	11,685	(43,520)	(31,820)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(21,877)	(21,877)

Balance, December 31, 2009	1,500,000	15	17,685	(65,397)	(47,697)

Services contributed by shareholders (unaudited)	-	-	1,500	-	1,500

Net loss for the three months ended
March 31, 2010 (unaudited)	-	-	-	(6,045)	(6,045)

Balance, March 31, 2010 (unaudited)	1,500,000	$15	$19,185	$(71,442)	$(52,242)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2010	2009	2010

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(6,045)	$(4,291)	$(71,442)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	1,500	1,500	18,700
Expenses paid on Company's behalf
by a related party	6,045	2,791	52,242
Changes in operating assets and liabilities:
Change in accounts payable	(1,500)	-	-

Net Cash Used in
Operating Activities	-	-	(500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 - NOTES PAYABLE RELATED PARTY

The principal shareholder of the Company has advanced the corporation $52,242. The note bears interest at 10 percent, is unsecured and is due and payable upon demand.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Results of Operations

During the three month period ended March 31, 2010 (“first quarter”), we incurred a net loss of $6,045 compared to a $4,291 loss during the three month period ended March 31, 2009. The increased loss for the first quarter of 2010 is primarily attributed to increased legal and accounting costs and expenses related to the preparation and filing with the SEC of our requisite periodic reports. Also contributing to the increase in net loss the increase in interest expense from $761 for the first quarter of 2009 to $1,215 for the first quarter of 2010, due to an increase in loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the three months ended March 31, 2010, our expenses were paid by a principal stockholder. At March 31, 2010 we had a note payable - related party of $52,242 compared to $46,197 at December 31, 2009. We expect to continue to rely on the stockholder to pay our expenses, because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the stockholder will continue indefinitely to pay our expenses.

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

When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•   the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

•  uncertainties following any successful acquisition or merger related to the future rate of growth of the acquired business and acceptance of its products and/or services;

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

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

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm. The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. A copy of the PCAOB Release can be accessed at the PCAOB website at http://www.pcaobus[dot]org.

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

WESTGATE ACQUISITIONS CORPORATION

Date: May 14, 2010	By:	/S/ GEOFF WILLIAMS
Geoff Williams
President, C.E.O. and Director
(Principal Accounting Officer)