Form 10-K/A
period 2009-12-31
WESTGATE ACQUISITIONS CORP
filed 2010-11-15
CIK 1099568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No☒
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☐

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

The number of shares of the registrant’s common stock outstanding as of November 15, 2010 was 1,500,000.

DOCUMENTS INCORPORATED BY REFERENCE
A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for Westgate Acquisitions Corporation amends the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on May 11, 2010.  This Amendment No. 1 is being filed solely to revise the Report of Independent Registered Public Accounting Firm for the December 31, 2009 financial statements of Sadler, Gibb & Associates, L.L.C., which did not include a reference that the financial statements were presented for the period from inception (September 8, 1999) through December 31, 2009.

We have also included financial statements, an updated signature page and currently dated certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

WESTGATE ACQUISITIONS CORP.

_______________________________________

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Westgate Acquisitions Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Westgate Acquisitions Corp., as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for the years then ended, and for the period from inception on September 8, 1999 through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position Westgate Acquisitions Corp. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, and for the period from inception on September 8, 1999 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT
April 27, 2010

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,500	$2,415
Note payable - related party	46,197	29,405

Total Current Liabilities	47,697	31,820

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized;
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	17,685	11,685
Deficit accumulated during the development stage	(65,397)	(43,520)

Total Stockholders' Equity (Deficit)	(47,697)	(31,820)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			September 8,
	For the Years Ended		1999 Through
	December 31,		December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

General and
administrative	18,187	26,175	60,617

Total Expenses	18,187	26,175	60,617

LOSS FROM OPERATIONS	(18,187)	(26,175)	(60,617)

OTHER EXPENSES

Interest expense	(3,690)	(1,090)	(4,780)

Total Other Expenses	(3,690)	(1,090)	(4,780)

LOSS BEFORE INCOME TAXES	(21,877)	(27,265)	(65,397)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(21,877)	$(27,265)	$(65,397)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from January 1, 2000
through December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,853)	(5,853)

Balance, December 31, 2006	1,500,000	15	2,685	(9,773)	(7,073)

Services contributed by shareholders	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(6,482)	(6,482)

Balance, December 31, 2007	1,500,000	15	5,685	(16,255)	(10,555)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(27,265)	(27,265)

Balance, December 31, 2008	1,500,000	$15	$11,685	$(43,520)	$(31,820)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(21,877)	(21,877)

Balance, December 31, 2009	1,500,000	$15	$17,685	$(65,397)	$(47,697)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			September 8,
	For the Years Ended		1999 Through
	December 31,		December 31,
	2009	2008	2009

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(21,877)	$(27,265)	$(65,397)
Adjustments to reconcile net loss to net cash
used by operating activities:
Services contributed by shareholders	6,000	6,000	17,200
Changes in operating assets and liabilities:
Change in accounts payable	(915)	2,415	1,500

Net Cash Used by
Operating Activities	(16,792)	(18,850)	(46,697)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	500
Increase in note payable - related party	16,792	18,850	46,197

Net Cash Provided by
Financing Activities	16,792	18,850	46,697

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

                 c.   Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Years Ended
	December 31,
	2009	2008

Loss (numerator)	$(23,377)	$(22,225)
Shares (denominator)	1,500,000	1,500,000

Per share amount	$(0.02)	$(0.01)

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
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.   Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008

Deferred tax assets:
NOL carryover	$19,756	$12,979
Valuation allowance	(19,756)	(12,979)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Book Income	$(9,117)	$(8,668)
Contributed services	2,340	2,340
Valuation allowance	6,777	6,328

	$-	$-

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

Westgate Acquisitions Corporation

By: /S/ Geoff Williams
Geoff Williams
President, C.E.O. and Director
Principal Financial Officer
Principal Accounting Officer

Dated:   November 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Geoff Williams	President, C.E.O. and Director	November 15, 2010
Geoff Williams	Principal Financial Officer
Principal Accounting Officer

/S/ Nancy Ah Chong	Secretary and Director	November 15, 2010
Nancy Ah Chong

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Geoff Williams, certify that:

1.	I have reviewed this annual report on Amendment No. 1 to the Form 10-K/A of Westgate Acquisitions Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	November 15, 2010

/S/   Geoff Williams

Geoff Williams
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Westgate Acquisitions Corporation (the “Company”) on Amendment No. 1 to the Form 10-K/a for the period ending December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Geoff Williams, Chief Executive Officer Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Geoff Williams

Geoff Williams
Chief Executive Officer
Principal Accounting Officer
November 15, 2010

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.  The foregoing certifications are accompanying the Company's Form 10-K solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-K or as a separate disclosure document.