Form 10-Q
period 2010-09-30
WESTGATE ACQUISITIONS CORP
filed 2010-11-15
CIK 1099568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Larege accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 15, 2010
Common Stock, $0.0001 par value	1,500,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at September 30, 2010, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2010 and 2009 and the period from September 8, 1999 (date of inception) to September 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2010

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2009
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$250	$3,000
Accrued interest - related party	8,350	4,780
Note payable - related party	50,852	36,377

Total Current Liabilities	59,452	44,157

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	22,185	17,685
Deficit accumulated during the development stage	(81,652)	(61,857)

Total Stockholders' Equity (Deficit)	(59,452)	(44,157)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(unaudited)

					From
					Inception on
					September 8,
	For the Three Months Ended		For the Nine Months Ended		1999 Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and
administrative	3,760	5,625	16,225	12,350	73,302

Total Expenses	3,760	5,625	16,225	12,350	73,302

LOSS FROM OPERATIONS	(3,760)	(5,625)	(16,225)	(12,350)	(73,302)

OTHER EXPENSES

Interest expense	(1,202)	(981)	(3,570)	(2,598)	(8,350)

Total Other Expenses	(1,202)	(981)	(3,570)	(2,598)	(8,350)

LOSS BEFORE INCOME TAXES	(4,962)	(6,606)	(19,795)	(14,948)	(81,652)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(4,962)	$(6,606)	$(19,795)	$(14,948)	$(81,652)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,853)	(5,853)

Balance, December 31, 2006	1,500,000	15	2,685	(9,773)	(7,073)

Services contributed by shareholders	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(6,482)	(6,482)

Balance, December 31, 2007	1,500,000	15	5,685	(16,255)	(10,555)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(22,225)	(22,225)

Balance, December 31, 2008	1,500,000	15	11,685	(38,480)	(26,780)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-		-	(23,377)	(23,377)

Balance, December 31, 2009	1,500,000	15	17,685	(61,857)	(44,157)

Services contributed by shareholders (unaudited)	-	-	4,500	-	4,500

Net loss for the nine months
ended September 30, 2010 (unaudited)	-	-	-	(19,795)	(19,795)

Balance, September 30, 2010 (unaudited)	1,500,000	$15	$22,185	$(81,652)	$(59,452)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From
			Inception on
			September 8,
	For the Nine Months Ended		1999 Through
	September 30,		September 30,
	2010	2009	2010

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(19,795)	$(14,948)	$(81,652)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	4,500	4,500	21,700
Changes in operating assets and liabilities:
Change in accrued interest - related party	3,570	2,598	8,350
Change in accounts payable	(2,750)	(2,415)	250

Net Cash Used in
Operating Activities	(14,475)	(10,265)	(51,352)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable to related parties	14,475	10,265	50,852
Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	14,475	10,265	51,352

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010 and 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption and has not had or is not expected to have a material impact on the Company’s financial position, or statements.

            NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $50,852 and $36,377 at September 30, 2010 and December 31, 2009, respectively.  The balance in interest accrued on the note totaled $8,350 and $4,780 as at September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010, Company shareholders performed services valued at $4,500 which have been recorded as a contribution to capital.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with limited operations.  Expenses associated with preparing and filing this and other reports with the SEC, have been paid for by advances from stockholders.  We anticipate that necessary future funds to maintain corporate viability will most likely be provided by officers, directors or principal stockholders.  However, unless we are able to finalize an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended September 30, 2010 (“third quarter”), we incurred a net loss of $4,962 compared to a $6,606 loss during the three months ended September 30, 2009.  The decreased loss for the third quarter of 2010 is attributed to the 33% decrease in general and administrative expenses, due to decreased legal and accounting costs related to requisite SEC filing requirements.  Interest expense for the third quarter of 2010 increased 23% to $1202 from $981 for the 2009 period, due to increased loans from stockholders.

We also incurred a net loss of $19,795 for the nine month period ended September 30, 2010, compared to $14,948 for the 2009 period.  This increase is attributed to the 31% increase in general and administrative expenses from $12,350 for the 2009 period to $16,225 for the 2010 period, due to increased legal and accounting costs.  Interest expenses also increased 37% from $2,598 for the 2009 period to $3,570 for the 2010 period, due to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, our expenses were paid by a principal stockholder. At September 30, 2010 we had a note payable - related party of $50,852 compared to $36,377 at December 31, 2009.  Accrued interest on the related party note payable increased from $4,780 at December 31, 2009 to $8,350 at September 30, 2010.

We expect to continue to rely on stockholders to pay expenses because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an operating business.  There is no assurance that we will complete such a merger or acquisition or that stockholders will continue indefinitely to pay our expenses.

At September 30, 2010, we had a stockholders’ deficit of $59,452 compared to a stockholders' deficit of $44,157 at December 31, 2009.  The increase in stockholders' deficit at September 30, 2010 is attributed to ongoing legal and accounting expenses.  Also, during the nine months ended September 30, 2010, shareholders performed services valued at $4,500, which has been recorded as a contribution to capital.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         WESTGATE ACQUISITIONS CORPORATION

Date:  November 15, 2010                                                                            By:  /S/   Geoff Williams
Geoff Williams
President, C.E.O. and Director
(Principal Accounting Officer)