Form 10-Q
period 2011-03-31
WESTGATE ACQUISITIONS CORP
filed 2011-05-16
CIK 1099568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________

Commission File Number  000-52886

WESTGATE ACQUISITIONS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0639379
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (801) 322-3401

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock, $0.00001 par value

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

        Indicate by check mark whether whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of May 12, 2011 was 1,500,000.

WESTGATE ACQUISITIONS CORPORATION

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at March 31, 2011, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2011 and 2010 and the period from September 8, 1999 (date of inception) to March 31, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2011

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,083	$1,603
Accrued interest - related party	10,972	9,660
Note payable - related party	56,030	51,927

Total Current Liabilities	69,085	63,190

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 1,500,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	25,185	23,685
Deficit accumulated during the development stage	(94,285)	(86,890)

Total Stockholders' Equity (Deficit)	(69,085)	(63,190)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$-

EXPENSES

Officer compensation	-	-	23,685
General and administrative	1,500	1,500	25,785
Professional fees	4,583	3,330	33,643

Total Expenses	6,083	4,830	83,313

LOSS FROM OPERATIONS	(6,083)	(4,830)	(83,313)

OTHER EXPENSES

Interest expense	(1,312)	(1,215)	(10,972)

Total Other Expenses	(1,312)	(1,215)	(10,972)

LOSS BEFORE INCOME TAXES	(7,395)	(6,045)	(94,285)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(7,395)	$(6,045)	$(94,285)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,853)	(5,853)

Balance, December 31, 2006	1,500,000	15	2,685	(9,773)	(7,073)

Services contributed by shareholders	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(6,482)	(6,482)

Balance, December 31, 2007	1,500,000	15	5,685	(16,255)	(10,555)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(22,225)	(22,225)

Balance, December 31, 2008	1,500,000	15	11,685	(38,480)	(26,780)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(23,377)	(23,377)

Balance, December 31, 2009	1,500,000	15	17,685	(61,857)	(44,157)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2010	-	-	-	(25,033)	(25,033)

Balance, December 31, 2010	1,500,000	15	23,685	(86,890)	(63,190)

Contributed services (unaudited)	-	-	1,500	-	1,500

Net loss for the three months ended
March 31, 2011 (unaudited)	-	-	-	(7,395)	(7,395)

Balance, March 31, 2011 (unaudited)	1,500,000	$15	$25,185	$(94,285)	$(69,085)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2011	2010	2011

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(7,395)	$(6,045)	$(94,285)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	1,500	1,500	24,700
Expenses paid on Company's behalf
by a related party	4,103	6,045	56,030
Changes in operating assets and liabilities:
Change in accrued interest - related party	1,312	-	10,972
Change in accounts payable	480	(1,500)	2,083

Net Cash Used in
Operating Activities	-	-	(500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $56,030 and $51,927 at March 31, 2011 and December 31, 2010, respectively.  The balance in interest accrued on the note totaled $10,972 and $9,660 as at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, Company shareholders performed services valued at $1,500 which have been recorded as a contribution to capital.

NOTE 5 – SUBSEQUENT EVENTS

 In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

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

Results of Operations

During the three month period ended March 31, 2011 (“first quarter”), we incurred a net loss of $7,395 compared to a $6,045 loss during the three months ended March 31, 2010.  The increased loss for the first quarter of 2011 is attributed to the 26% decrease in general and administrative expenses, from $4,830 in the first quarter of 2010 to $$6,083 for the first quarter of 2011, due to increased legal and accounting costs related to requisite SEC filing requirements.  Interest expense for the first quarter of 2011 increased 8% to $1,312 from $1,215 for the 2010 period, due to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the three months ended March 31, 2011, our expenses were paid by a principal stockholder. At March 31, 2011 we had a note payable - related party of $56,030 compared to $51,927 at December 31, 2010.  Accrued interest on the related party note payable increased from $9,660 at December 31, 2010 to $10,972 at March 31, 2011.  Also, during this same period, accounts payable increased from $1,603 to $2,083.

We expect to continue to rely on stockholders to pay expenses because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an operating business.  There is no assurance that we will complete such a merger or acquisition or that stockholders will continue indefinitely to pay our expenses.

At March 31, 2011, we had a stockholders’ deficit of $69,085 compared to a stockholders' deficit of $63,190 at December 31, 2010.  The increase in stockholders' deficit at March 31, 2011 is attributed to ongoing legal and accounting expenses.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WESTGATE ACQUISITIONS CORPORATION

May 12, 2011	By: /s/ GEOFF WILLIAMS
Geoff Williams

President, C.E.O. and Director
(Principal Accounting Officer)