Form 10-Q/A
period 2011-06-30
WESTGATE ACQUISITIONS CORP
filed 2011-09-15
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Class

Outstanding as of August 15, 2011

Common Stock, $0.0001 par value

       1,500,000

EXPLANATORY NOTE

Westgate Acquisitions Corporation, is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 18, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflet events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

11

Item 4(T).

Controls and Procedures

11

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 1A.

Risk Factors

15

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

16

Item 4.

(Removed and Reserved)

16

Item 5.

Other Information

17

Item 6.

Exhibits

17

Signatures

17

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.

Defaults Upon Senior Securities

This Item is not applicable.

Item 4.

(Removed and Reserved)

Item 5.

Other Information

This Item is not applicable.

Item 6.

Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTGATE ACQUISITIONS CORPORATION

Date:  September 15, 2011

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

7