Form 10-Q
period 2011-09-30
WESTGATE ACQUISITIONS CORP
filed 2011-11-14
CIK 1099568

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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

Yes [X]   No [  ]

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

Outstanding as of November __, 2011

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

(Removed and Reserved)

12

Item 5.

Other Information

12

Item 6.

Exhibits

Signatures

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at September 30, 2011, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2011 and 2010 and the period from September 8, 1999 (date of inception) to September 30, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

2

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

September 30,	December 31,
2011	2010
(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,350	$1,603
Accrued interest - related party	13,866	9,660
Note payable - related party	58,228	51,927

Total Current Liabilities	77,444	63,190

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	28,185	23,685
Deficit accumulated during the development stage	(105,644)	(86,890)

Total Stockholders' Equity (Deficit)	(77,444)	(63,190)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

From
Inception on
September 8,

For the Three Months Ended	For the Nine Months Ended	1999 Through
September 30,	September 30,	September 30,

2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and
administrative	4,350	3,760	14,548	16,225	91,778

Total Expenses	4,350	3,760	14,548	16,225	91,778

LOSS FROM OPERATIONS	(4,350)	-	(3,760)	(14,548)	-	(16,225)	(91,778)

OTHER EXPENSES

Interest expense	(1,516)	(1,202)	(4,206)	(3,570)	(13,866)

Total Other Expenses	(1,516)	(1,202)	(4,206)	(3,570)	(13,866)

LOSS BEFORE INCOME TAXES	(5,866)	(4,962)	(18,754)	(19,795)	(105,644)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,866)	$(4,962)	$(18,754)	$(19,795)	$(105,644)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

From
Inception on

September 8,
For the Nine Months Ended	1999 Through
September 30,	September 30,

2011	2010	2011

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(18,754)	$(19,795)	$(105,644)

Adjustments to reconcile net loss to net cash
used in operating activities:

Services contributed by shareholders	4,500	4,500	27,700
Expenses paid on Company's behalf
by a related party	6,301	14,475	58,228

Changes in operating assets and liabilities:

Change in accrued interest - related party	4,206	3,570	13,866
Change in accounts payable	3,747	(2,750)	5,350

Net Cash Used in
Operating Activities	-	-	(500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF

CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

13

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011 and December 31, 2010

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $58,228 and $51,927 at September 30, 2011 and December 31, 2010, respectively.  The balance in interest accrued on the note totaled $13,866 and $9,660 as at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, Company shareholders performed services valued at $4,500 which have been recorded as a contribution to capital.

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

We are a development stage company with limited operations.  Expenses associated with operating our business, including preparing and filing this and other reports with the SEC, have been paid for by advances from stockholders.  We anticipate that necessary future funds to maintain corporate viability will most likely be provided by officers, directors or principal stockholders.  However, unless we are able to finalize an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

We have not recorded any revenues since inception.  During the three month period ended September 30, 2011 (“third quarter”), we incurred a net loss of $5,866 compared to a $4,962 loss during the three months ended September 30, 2010.  The increased loss for the third quarter of 2011 is attributed to the 16% increase in general and administrative expenses, from $3,760 in the third quarter of 2010 to $4,350 for the third quarter of 2011, due to increased legal and accounting costs related to requisite SEC filing requirements.  Interest expense for the third quarter of 2011 increased 26% to $1,516 from $1,202 for the 2010 period, due to increased loans from stockholders.

For the nine-month period ended September 30, 2011, we incurred a net loss of $18,754 compared to a net loss of $19,795 for the comparable 2010 period.  This 5% decrease is attributed to the decrease in general and administrative expenses for the first nine months of 2011, primarily due to decreased legal and accounting costs.  Interest expense for the first nine months of 2011 was $4,206, an 18% increase from $3,570 for the 2010 period, also due to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the three months ended September 30, 2011, a principal stockholder paid our expenses. At September 30, 2011 we had a note payable - related party of $58,228 compared to $51,927 at December 31, 2010.  Accrued interest on the related party note payable increased from $9,660 at December 31, 2010 to $13,866 at September 30, 2011.  Also, during this same period, accounts payable increased from $1,603 to $5,350.

We expect to continue to rely on stockholders to pay expenses because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an operating business.  There is no assurance that we will complete such a merger or acquisition or that stockholders will continue indefinitely to pay our expenses.

At September 30, 2011, we had a stockholders’ deficit of $77,444 compared to a stockholders' deficit of $63,190 at December 31, 2010.  The increase in stockholders' deficit at September 30, 2011 is attributed to ongoing business expenses, particularly legal and accounting expenses.

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

?

the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

?

uncertainties following any successful acquisition or merger related to the future rate of growth of the acquired business and acceptance of its products and/or services;

?

volatility of the stock market, particularly within the technology sector; and

?

general economic conditions.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101*

Interactive Data File

*

In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTGATE ACQUISITIONS CORPORATION

Date:  November 14, 2011

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)