Form 10-K
period 2011-12-31
WESTGATE ACQUISITIONS CORP
filed 2012-04-11
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   [ X ]

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June30, 2011, the last business day of the registrant’s most recently completed fiscal year, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 9, 2012 was 1,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

WESTGATE ACQUISITIONS CORPORATION

TABLE OF CONTENTS

Page

PART  I

Item 1.

Business

3

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

6

Item 2.

Properties

6

Item 3.

Legal Proceedings

6

Item 4.

Mine Safety Disclosures

6

PART  II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

7

Item 6.

Selected Financial Data

9

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

9

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

10

Item 8.

Financial Statements and Supplementary Data

10

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

10

Item 9A(T).

Controls and Procedures

11

Item 9B

Other Information

11

PART  III

Item 10.

Directors, Executive Officers and Corporate Governance

12

Item 11.

Executive Compensation

13

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

13

Item 13.

Certain Relationships and Related Transactions and Director Independence

14

Item 14.

Principal Accounting Fees and Services

15

PART  IV

9Item 15.

Exhibits, Financial Statement Schedules.

17

Signatures

26

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

Mine Safety Disclosures.

Not applicable.

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

Results of Operations

We have not reported revenues since inception and incurred a net loss of $22,994 for the year ended December 31, 2011, compared to a loss of $25,033 for the year ended December 31, 2010.  We have a cumulative net loss of $109,884 since inception through December 31, 2011.  The decrease in net loss for 2011 is attributed primarily to a decrease in professional expenses for accounting and legal fees related to our requisite periodic filings with the SEC.

Liquidity and Capital Resources

Expenses incurred during 2011 and 2010 have been paid for by a stockholder.  At December 31, 2011, we had current liabilities of $80,184 compared to $63,190 at December 31, 2010.  The increase at December 31, 2011 is primarily attributed to the $6,301 increase in note payable - related party, from $51,927 in 2010 to $58,228 in 2011, and the $5,609 increase in accrued interest – related party, related to the note payable.  Accounts payable also increased $5,084 from $1,603 at December 31, 2010 to $6,687 at December 31, 2011. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company.  There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

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

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $80,414 at of December 31, 2011.  This loss carry forward may be offset against future taxable income through the year 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2011 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Critical Accounting Policies

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011 and 2010.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2011 and 2010.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2011 and 2010.

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

Stock-Based Compensation

As of December 31, 2011, the Company has not issued any share-based payments to its employees.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.

Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2011 and 2010 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).

Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2011, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2011.

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

 39

President, CEO and Director

Nancy Ah Chong

 41

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

Mr. Williams is currently a director, President and C.E.O. of Westgate Acquisitions Corp. and, until he resigned in February 2010, he was a director, President and C.E.O. of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp.  Mr. Williams also became a director of U.S. Rare Earths, Inc. on November 29, 2011 and President a director of Protect Pharmaceutical Corporation on February 14 2012.

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

Ms. Ah Chong is currently a director and Secretary / Treasurer of Westgate Acquisitions Corp. and, until she resigned in February 2010, she was a director and Secretary / Treasurer of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp.  Ms. Ah Chong also became a director and Secretary of Protect Pharmaceutical Corporation on February 14 2012.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that that no reports were filed during the fiscal year 2010.

Code of Ethics

We currently do not have a code of ethics.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.

Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2011 and 2010.  Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.  We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration.  As of the date hereof, no person has accrued any compensation.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of April 9, 2012, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address

  Amount and Nature of

   Percent

of Beneficial Owner

  Beneficial Ownership

  of Class(1)

     Directors and Officers

Geoff Williams *

600,000

40.0%

   2681 East Parleys Way, Suite 204

   Salt Lake City, Utah 84109

Nancy Ah Chong

0

0.0%

   2681 East Parleys Way, Suite 204

   Salt Lake City, Utah 84109

      5% Stockholders

Edward F. Cowle *

600,000

40.0%

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

(1)

Based upon 1,500,000 shares of common stock outstanding on April 12, 2012.

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

Audit Fees

Our current auditors, Sadler, Gibb & Associates, billed us $2,500 for the audit of our annual financial statements included in this annual report for the years ended December 31, 2011 and 2010.  They also billed us $3,000 for the review of our quarterly reports during 2011.

Audit Related Fees

For the year ended December 31, 2011 and 2010, there were no fees billed for assurance and related services by Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2011 and 2010, no fees were billed by our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

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

 * Previously filed as an Exhibit to the Form 10-SB filed February 6, 2008.

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Westgate Acquisitions Corporation

We have audited the accompanying balance sheets of Westgate Acquisitions Corporation (the Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Acquisitions Corporation as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses of $22,994 and $25,033 for the years ended December 31, 2011 and 2010, respectively, and accumulated losses of $109,884 as of December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 10, 2012

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$6,687	$1,603
Accrued interest - related party	15,269	9,660
Note payable - related party	58,228	51,927

Total Current Liabilities	80,184	63,190

STOCKHOLDERS' DEFICIT

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	29,685	23,685
Deficit accumulated during the development stage	(109,884)	(86,890)

Total Stockholders' Deficit	(80,184)	(63,190)

TOTAL LIABILITIES AND STOCKHOLDERS'	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			September 8,
	For the Years Ended		1999 Through
	December 31,		December 31,
	2011	2010	2011

REVENUES	$-	$-	$-

EXPENSES

General and
administrative	17,385	20,153	94,615

Total Expenses	17,385	20,153	94,615

LOSS FROM OPERATIONS	(17,385)	(20,153)	(94,615)

OTHER EXPENSES

Interest expense	(5,609)	(4,880)	(15,269)

Total Other Expenses	(5,609)	(4,880)	(15,269)

LOSS BEFORE INCOME TAXES	(22,994)	(25,033)	(109,884)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(22,994)	$(25,033)	$(109,884)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Deficit

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.00002 per share	1,500,000	15	485	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,853)	(5,853)

Balance, December 31, 2006	1,500,000	15	2,685	(9,773)	(7,073)

Services contributed by shareholders	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(6,482)	(6,482)

Balance, December 31, 2007	1,500,000	15	5,685	(16,255)	(10,555)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(22,225)	(22,225)

Balance, December 31, 2008	1,500,000	15	11,685	(38,480)	(26,780)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(23,377)	(23,377)

Balance, December 31, 2009	1,500,000	15	17,685	(61,857)	(44,157)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2010	-	-	-	(25,033)	(25,033)

Balance, December 31, 2010	1,500,000	15	23,685	(86,890)	(63,190)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2011	-	-	-	(22,994)	(22,994)

Balance, December 31, 2011	1,500,000	$15	$29,685	$(109,884)	$(80,184)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			September 8,
	For the Years Ended		1999 Through
	December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(22,994)	$(25,033)	$(109,884)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	6,000	6,000	29,200
Expenses paid on Company's behalf
by a related party	6,301	15,550	58,228
Changes in operating assets and liabilities:
Change in accrued interest - related party	5,609	4,880	15,269
Change in accounts payable	5,084	(1,397)	6,687

Net Cash Used in
Operating Activities	-	-	(500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011 and 2010.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Loss (numerator)	$ (22,994)	$ (25,033)
Shares (denominator)	1,500,000	1,500,000
Per share amount	$ (0.02)	$ (0.02)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2011 and 2010

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2011 and 2010.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

WESTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2011	December 31, 2010
Income tax expense at statutory rate	$ (8,968)	$ (9,763)
Contributed services	2,340	2,340
Valuation allowance	6,628	6,989
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	December 31, 2011	December 31, 2010
NOL carryover	$ 14,865	$ 8,247
Valuation allowance	(14,865)	(8,247)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $80,414 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

December 31, 2011 and 2010

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

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $109,884 as of December 31, 2011.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

 3.           NOTE PAYABLE-RELATED PARTY

Through December 31, 2009, the Company had a note payable to a shareholder of $36,377 for various services provided and expenses paid by a shareholder on behalf of the Company.  During 2011 and 2010, the same shareholder paid for additional expenses of $6,301 and $15,500, respectively, which have been accrued in note payable to related party of $58,228 and $51,297 at December 31, 2011 and 2010. The note payable is unsecured, accrues interest at 10% per annum and is due upon demand. As of December 31, 2011 and 2010, the Company owes $15,269 and $9,660 of accrued interest to the related party, respectively.

4.            CONTRIBUTED SERVICES

During the years ended December 31, 2011 and 2010, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 for each of the years ended December 31, 2011 and 2010.

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

Dated:   April 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

                 Title

      Date

April 11, 2012

/S/    GEOFF WILLIAMS

President, C.E.O. and director

Geoff Williams

Principal Financial Officer

Principal Accounting Officer

April 11, 2012

/S/    NANCY AH CHONG

Secretary and Director

Nancy Ah Chong

26