Form 10-Q
period 2012-03-31
WESTGATE ACQUISITIONS CORP
filed 2012-05-15
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

Outstanding as of May 15, 2012

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

Risk Factors

11

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.

Defaults Upon Senior Securities

11

Item 4.

Mine Safety Disclosures

Item 5.

Other Information

11

Item 6.

Exhibits

12

Signatures

13

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at March 31, 2012, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2012 and 2011and the period from September 8, 1999 (date of inception) to March 31, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011audited financial statements.  Operating results for the period ended March 31, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2012	2011
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$9,550	$6,687
Accrued interest - related party	16,725	15,269
Note payable - related party	59,278	58,228

Total Current Liabilities	85,553	80,184

STOCKHOLDERS' DEFICIT

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	31,185	29,685
Deficit accumulated during the development stage	(116,753)	(109,884)

Total Stockholders' Deficit	(85,553)	(80,184)

TOTAL LIABILITIES AND STOCKHOLDERS'	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2012	2011	2012

REVENUES	$-	$-	$-

EXPENSES

General and
administrative	5,413	6,083	100,028

Total Expenses	5,413	6,083	100,028

LOSS FROM OPERATIONS	(5,413)	(6,083)	(100,028)

OTHER EXPENSES

Interest expense	(1,456)	(1,312)	(16,725)

Total Other Expenses	(1,456)	(1,312)	(16,725)

LOSS BEFORE INCOME TAXES	(6,869)	(7,395)	(116,753)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(6,869)	$(7,395)	$(116,753)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(6,869)	$(7,395)	$(116,753)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	1,500	1,500	30,700
Expenses paid on Company's behalf
by a related party	1,050	4,103	59,278
Changes in operating assets and liabilities:
Change in accrued interest - related party	1,456	1,312	16,725
Change in accounts payable	2,863	480	9,550

Net Cash Used in
Operating Activities	-	-	(500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

March 31, 2012 and December 31, 2011

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $59,278 and $58,228 at March 31, 2012 and December 31, 2011, respectively.  The balance in interest accrued on the note totaled $16,275 and $15,269 as at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012, Company shareholders performed services valued at $1,500 which have been recorded as a contribution to capital.

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

Results of Operations

We have not recorded any revenues since inception.  During the three month period ended March 31, 2012 (“first quarter”), we incurred a net loss of $6,869 compared to a $7,395 loss during the three months ended March 31, 2011.  The decreased loss for the first quarter of 2012 is attributed to the 11% decrease in general and administrative expenses, from $6,083 in the first quarter of 2011 to $5,413 for the first quarter of 2012, due to a decrease in legal and accounting costs related to requisite SEC filing requirements.  Interest expense for the first quarter of 2012 increased 11% to $1,456 from $1,312 for the 2011 period, due to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the three months ended March 31, 2012, a principal stockholder paid our expenses. At March 31, 2012 we had a note payable - related party of $59,278 compared to $58,228 at December 31, 2011.  Accrued interest on the related party note payable increased from $15,269 at December 31, 2011 to $16,725 at March 31, 2012, reflecting ongoing interest on the note payable.  Also, during this same period, accounts payable increased from $6,687 to $9,550.

We expect to continue to rely on stockholders to pay expenses because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an operating business.  There is no assurance that we will complete such a merger or acquisition or that stockholders will continue indefinitely to pay our expenses.

At March 31, 2012, we had a stockholders’ deficit of $85,553 compared to a stockholders' deficit of $80,184 at December 31, 2011.  The increase in stockholders' deficit at March 31, 2012 is attributed to ongoing business expenses, particularly legal and accounting expenses.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mine Safety Disclosures

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

Date:  May 15, 2012

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

9