Form 10-Q
period 2012-06-30
WESTGATE ACQUISITIONS CORP
filed 2012-08-20
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files   Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Outstanding as of August 20, 2012

Common Stock, $0.00001 par value

       6,000,000

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

10

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

12

Item 4(T).

Controls and Procedures

12

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

13

Item 1A.

Risk Factors

13

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Mine Safety Disclosures

13

Item 5.

Other Information

13

Item 6.

Exhibits

14

Signatures

15

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at June 30, 2012, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2012 and 2011and the period from September 8, 1999 (date of inception) to June 30, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011audited financial statements.  Operating results for the period ended June 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$7,500	$6,687
Accrued interest - related party	18,270	15,269
Note payable - related party	65,325	58,228

Total Current Liabilities	91,095	80,184

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	32,685	29,685
Deficit accumulated during the development stage	(123,795)	(109,884)

Total Stockholders' Deficit	(91,095)	(80,184)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					From
					Inception on
					September 8,
	For the Three Months Ended		For the Six Months Ended		1999 Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	5,497	4,115	10,910	10,198	105,525
Total Operating Expenses	5,497	4,115	10,910	10,198	105,525

LOSS FROM OPERATIONS	(5,497)	(4,115)	(10,910)	(10,198)	(105,525)

OTHER EXPENSES
Interest expense	(1,545)	(1,378)	(3,001)	(2,690)	(18,270)
Total Other Expenses	(1,545)	(1,378)	(3,001)	(2,690)	(18,270)

LOSS BEFORE INCOME TAXES	(7,042)	(5,493)	(13,911)	(12,888)	(123,795)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(7,042)	$(5,493)	$(13,911)	$(12,888)	$(123,795)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	1,500,000	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From
			Inception on
			September 8,
	For the Six Months Ended		1999 Through
	June 30,		June 30,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(13,911)	$(12,888)	$(123,795)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	3,000	3,000	32,200
Expenses paid on Company's behalf
by a related party	7,097	5,301	65,325
Changes in operating assets and liabilities:
Change in accrued interest - related party	3,001	2,690	18,270
Change in accounts payable	813	1,897	7,500

Net Cash Used in Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2012 and December 31, 2011

        NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted EPS

The Company computes net loss per share in accordance with SFAS No. 128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.   Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their   effect is anti-dilutive. At June 30, 2012 and June 30 2011, no potentially dilutive shares were issued or outstanding.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

           NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $65,325 and $58,228 at June 30, 2012, and December 31, 2011, respectively.  The balance in interest accrued on the note totaled $18,270 and $15,269 as at June 30, 2012 and December 31, 2011, respectively.

During the six months ended at June 30, 2012, Company shareholders performed services valued at $3,000 which have been recorded as a contribution to capital.

NOTE 5 – SUBSEQUENT EVENTS

Pursuant to an agreement to acquire certain mining claims dated July 13, 2012, certain shareholders agreed to contribute 1,250,000 issued and outstanding commons back to the Company, which the Company then cancelled. In addition, the Company authorized and effected a forward stock split of the Company’s issued and outstanding shares on twenty (20) shares to one (1) share basis. Finally, the Company authorized the issuance of 1,000,000 post-split common shares as consideration of the claims acquired.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Westgate Acquisitions Corporation (“Westgate”) is a development stage company with limited operations.  Expenses associated with operating our business, including preparing and filing this and other reports with the SEC, have been paid for by advances from stockholders.  We anticipate that necessary future funds to maintain corporate viability will most likely be provided by officers, directors or principal stockholders.  However, unless we are able to finalize an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Recent Events

On July 18, 2012, we entered into an acquisition agreement with Blue Cap Development Corp., a private Nevada corporation (“Blue Cap”), whereby Westgate will acquire certain mining and/or mineral claims and/or leases located in Sections 15, 16, 21, 22, T 8 S, R 15 E, New Mexico Principal Meridian, Lincoln County, New Mexico (the “Claims”).  The agreement is subject to completion of due diligence and certain other usual conditions, including completion of appropriate documents to finalize the transfer of the Claims. We anticipate that the acquisition will be completed during the third quarter of 2012.

In anticipation of the acquisition agreement, Westgate’s Board of Directors unanimously approved on July 13, 2012 a forward split of its 1.5 million issued and outstanding shares of common stock on a twenty (20) shares for one (1) share basis.  Contemporaneous with the forward stock split, three principal stockholders, Edward F. Cowle, H. Deworth Williams and Geoff Williams, agreed to contribute back to Westgate for cancellation an aggregate of 1,250,000 pre-split shares of common stock. The forward stock split and share cancellation was effected on July 18, 2012, which resulted in Westgate currently having issued and outstanding 5.0 million shares of common stock.

Pursuant to the terms of the acquisition agreement, in exchange for Blue Cap assigning the Claims to Westgate, Westgate will issue to Blue Cap 1.0 million unregistered shares of Westgate’s authorized, but previously unissued common stock.  The amount of shares to be issued was negotiated between the parties and the 1.0 million shares will represent approximately 16.67% of Westgate’s 6.0 million total outstanding shares immediately following the transaction.

Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of Westgate, owning approximately 59% of Westgate’s common stock prior to the acquisition agreement and transactions contemplated thereby.  Because of the related nature of the parties to the transaction, Westgate endeavored to conduct an independent investigation of Blue Cap and the Claims and research the merits and value of acquiring the Claims.

Westgate’s President, Geoff Williams, oversaw the investigation and consulted with outside advisors.  The company researched information and documents related to the Blue Cap Claims and consulted with other persons familiar with the properties and the industry.  Following the review of all available information, we determined that the acquisition of the Claims presents a unique opportunity for the company.  We also believe that the acquisition can be accomplished for a fair, negotiated consideration and the acquisition would be in the best interest of our stockholders.

If we successfully complete the acquisition of Claims from Blue Cap, we intend to develop a plan to commence an exploration program for the possibility of deposits of rare earth elements on the Claims.  Rare earth elements are essential for a diverse and expanding array of high-technology applications and for many current and emerging alternative energy technologies, such as electric vehicles, energy-efficient lighting, and wind power.  Examples of products that use rare earth elements are computer hard drives, smart phones, TV screens and wind turbines.  Rare earth elements are also critical for a number of key defense systems such as lasers, radar, missile-guidance systems and other electronics. Management anticipates that the company will need to secure adequate funding to develop and implement an exploration program. There can be no assurance that we will be able finalize the acquisitions of Claims or that we can secure the necessary funding to fulfill our goals, or that any future funding will be available on terms favorable to the company, or at all.

Results of Operations

We have not recorded any revenues since inception.  During the three month period ended June 30, 2012 (“second quarter”), we incurred a net loss of $7,042 compared to a $5,493 loss during the three months ended June 30, 2011.  The increased loss for the second quarter of 2012 is attributed to the 34% increase in general and administrative expenses, from $4,115 in the second quarter of 2011 to $5,497 for the second quarter of 2012, due to an increase in legal and accounting costs related to requisite SEC filing requirements.  Interest expense for the second quarter of 2012 increased 12% to $1,545 from $1,378 for the 2011 period, due to increased loans from stockholders.

During the six month period ended June 30, 2012 (“first half”), we incurred a net loss of $13,911 compared to a $12,888 loss during the first half of 2011.  The 8% increase in loss in the first half of 2012 is attributed to the 7% increase in general and administrative expenses, from $10,198 in the first half of 2011 to $10,910 for the first half of 2012, also due to an increase in legal and accounting costs related to requisite SEC filing requirements.  Interest expense for the first half of 2012 increased 12% to $3,001 from $2,690 for the 2011 period, due to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the six months ended June 30, 2012, a principal stockholder paid our expenses. At June 30, 2012 we had a note payable - related party of $65,325 compared to $58,228 at December 31, 2011.  Accrued interest on the related party note payable increased from $15,269 at December 31, 2011 to $18,270 at June 30, 2012, reflecting ongoing interest on the note payable.  Also, during this same period, accounts payable increased from $6,687 to $7,500.

We expect to continue to rely on stockholders to pay expenses because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an operating business.  There is no assurance that we will complete such a merger or acquisition or that stockholders will continue indefinitely to pay our expenses.

At June 30, 2012, we had a stockholders’ deficit of $91,095 compared to a stockholders' deficit of $80,184 at December 31, 2011.  The increase in stockholders' deficit at June 30, 2012 is attributed to ongoing business expenses, particularly legal and accounting expenses, and increases in notes payable and related interest thereon.

Plan of Operation

We anticipate the closing of the Claims acquisition during the third quarter of 2012.  At the time of a successful closing, of which there can be no assurance, we intend to develop a plan to commence an exploration program for the possibility of deposits of rare earth elements on the Claims.  Initially and during the next twelve months, we plan on using consultants to assist in the development of an exploration program.  It will be necessary for us to secure funding to engage qualified consultants and to develop our program.

Because we lack funds, it may be necessary for officers, directors or stockholders to advance funds and we will accrue expenses until a funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, directors will defer any compensation until such time as we have sufficient funds.  As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

We do not intend to immediately use any employees, with the possible exception of part-time clerical assistance on an as-needed basis.  We will most likely initially use outside advisors or consultants as requisite funds are available.  We do not anticipate making any significant capital expenditures until we have sufficient funds.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 20, 2012

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

15