Form 10-Q
period 2012-09-30
WESTGATE ACQUISITIONS CORP
filed 2012-11-19
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

Outstanding as of November 16, 2012

Common Stock, $0.00001 par value

       5,000,000

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

13

Signatures

14

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at September 30, 2012, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2012 and 2011and the period from September 8, 1999 (date of inception) to September 30, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011audited financial statements.  Operating results for the period ended September 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$9,675	$6,687
Accrued interest - related party	19,909	15,269
Note payable - related party	65,816	58,228

Total Current Liabilities	95,400	80,184

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 5,000,000 and 30,000,000 post-split
(1,500,000 pre-split) shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	50	300
Additional paid-in capital	34,150	29,400
Deficit accumulated during the development stage	(129,600)	(109,884)

Total Stockholders' Deficit	(95,400)	(80,184)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					From
					Inception on
					September 8,
	For the Three Months Ended		For the Nine Months Ended		1999 Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	4,166	4,350	15,076	14,548	109,691
Total Operating Expenses	4,166	4,350	15,076	14,548	109,691

LOSS FROM OPERATIONS	(4,166)	(4,350)	(15,076)	(14,548)	(109,691)

OTHER EXPENSES

Interest expense	(1,639)	(1,516)	(4,640)	(4,206)	(19,909)
Total Other Expenses	(1,639)	(1,516)	(4,640)	(4,206)	(19,909)

LOSS BEFORE INCOME TAXES	(5,805)	(5,866)	(19,716)	(18,754)	(129,600)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,805)	$(5,866)	$(19,716)	$(18,754)	$(129,600)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	8,260,870	30,000,000	22,700,730	30,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From
			Inception on
			September 8,
	For the Nine Months Ended		1999 Through
	September 30,		September 30,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(19,716)	$(18,754)	$(129,600)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	4,500	4,500	33,700
Expenses paid on Company's behalf
by a related party	7,588	6,301	65,816
Changes in operating assets and liabilities:
Change in accrued interest - related party	4,640	4,206	19,909
Change in accounts payable	2,988	3,747	9,675

Net Cash Used in Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and December 31, 2011

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $65,816 and $58,228 at September 30, 2012, and December 31, 2011, respectively.  The balance in interest accrued on the note totaled $19,909 and $15,269 at September 30, 2012 and December 31, 2011, respectively.

During the nine months ended at September 30, 2012, Company shareholders performed services valued at $4,500 which have been recorded as a contribution to capital.

NOTE 5 – SIGNIFICANT EVENTS

Pursuant to an agreement to acquire certain mining claims dated July 13, 2012, certain shareholders agreed to contribute 1,250,000 (25,000,000 post-split shares) of the Company’s common stock back to the Company, which the Company then cancelled. In addition, the Company authorized and consummated a forward stock-split of the Company’s issued and outstanding shares on twenty (20) shares to one (1) share basis. All references to common stock in these financial statements have been retroactively restated to incorporate the effect of this stock-split.  In addition to the cancellation of shares and the forward stock-split, the Company authorized the issuance of 1,000,000 post-split common shares as consideration of the claims to be acquired.  As of September 30, 2012 the acquisition of the mining claims has not been completed and the shares have not been issued.  The closing of the transaction is pending certain additional due diligence, which the Company anticipates will be concluded during the fourth quarter of 2012.

NOTE 6 – SUBSEQUENT EVENTS

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

Recent Events

On July 18, 2012, we entered into an acquisition agreement with Blue Cap Development Corp., a private Nevada corporation (“Blue Cap”), whereby Westgate will acquire certain mining and/or mineral claims and/or leases located in Sections 15, 16, 21, 22, T 8 S, R 15 E, New Mexico Principal Meridian, Lincoln County, New Mexico (the “Claims”).  The agreement is subject to completion of due diligence and certain other usual conditions, including completion of appropriate documents to finalize the transfer of the Claims. We anticipate that the acquisition will be completed during the fourth quarter of 2012.

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

Results of Operations

We have not recorded any revenues since inception.  During the three month period ended September 30, 2012 (“third quarter”), we incurred a net loss of $5,805 compared to a $5,866 loss during the three months ended September 30, 2011.  The third quarter 2012 results are due to the 8% increase in interest expense to $1,639 from $1,516 for the 2011 period, due to increased loans from stockholders, that was mostly offset by the 4% decrease in general and administrative expenses, from $4,350 in the third quarter of 2011 to $4,166 for the third quarter of 2012. The decrease in general and administrative expenses was attributed to a decrease in legal and accounting costs during the period related to requisite SEC filings.

During the nine month period ended September 30, 2012, we incurred a net loss of $19,716 compared to an $18,754 loss during the comparable 2011 period.  The 5% increase in net loss is attributed to the 4% increase in general and administrative expenses, from $14,548 in the first nine months of 2011 to $15,076 for the 2012 period, also due to an increase in legal and accounting costs related to requisite SEC filings.  Also, interest expense for the first nine months of 2012 increased 10% to $4,640 from $4,206 for the 2011 period, due to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, a principal stockholder paid our expenses. At September 30, 2012 we had a note payable - related party of $65,816 compared to $58,228 at December 31, 2011.  Accrued interest on the related party note payable increased from $15,269 at December 31, 2011 to $19,909 at September 30, 2012, reflecting ongoing interest on the note payable.  Also, during this same period, accounts payable increased from $6,687 to $9,675.

We expect to continue to rely on stockholders to pay expenses because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an operating business.  There is no assurance that we will complete such a merger or acquisition or that stockholders will continue indefinitely to pay our expenses.

At September 30, 2012, we had a stockholders’ deficit of $95,400 compared to a stockholders' deficit of $80,184 at December 31, 2011.  The increase in stockholders' deficit at September 30, 2012 is attributed to ongoing business expenses, particularly legal and accounting expenses, services contributed by shareholder, and increases in notes payable – related party and the interest thereon.

Plan of Operation

We are working towards closing of the Claims acquisition during the third quarter of 2012.  At the time of a successful closing, of which there can be no assurance, we intend to develop a plan to commence an exploration program for the possibility of deposits of rare earth elements on the Claims.  Initially and during the next twelve months, we plan on using consultants to assist in the development of an exploration program.  It will be necessary for us to secure funding to engage qualified consultants and to develop our program.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 19, 2012

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

14