Form 10-K
period 2012-12-31
WESTGATE ACQUISITIONS CORP
filed 2013-04-16
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   [ X ]

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2012, the last business day of the registrant’s most recently completed fiscal year, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 15, 2013 was 5,000,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

WESTGATE ACQUISITIONS CORPORATION

TABLE OF CONTENTS

Page

PART  I

Item 1.

Business

3

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

7

Item 2.

Properties

7

Item 3.

Legal Proceedings

7

Item 4.

Mine Safety Disclosures

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

11

Item 9B

Other Information

12

PART  III

Item 10.

Directors, Executive Officers and Corporate Governance

12

Item 11.

Executive Compensation

14

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

14

Item 13.

Certain Relationships and Related Transactions and Director Independence

14

Item 14.

Principal Accounting Fees and Services

15

PART  IV

Item 15.

Exhibits, Financial Statement Schedules.

16

Signatures

25

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

Recent Events

On July 18, 2012, we entered into an assignment agreement with Blue Cap Development Corp., a private Nevada corporation (“Blue Cap”), whereby Westgate will acquire certain mining and/or mineral claims and/or leases located in Sections 15, 16, 21, 22, T 8 S, R 15 E, New Mexico Principal Meridian, Lincoln County, New Mexico (the “Claims”).  The agreement is subject to completion of due diligence and certain other usual conditions, including completion of appropriate documents to finalize the transfer of the Claims. We anticipate that the acquisition will be completed during the second quarter of 2013.

In anticipation of the assignment agreement, Westgate’s Board of Directors unanimously approved on July 13, 2012 a forward split of its 1.5 million issued and outstanding shares of common stock on a twenty (20) shares for one (1) share basis.  Contemporaneous with the forward stock split, three principal stockholders, Edward F. Cowle, H. Deworth Williams and Geoff Williams, agreed to contribute back to Westgate for cancellation an aggregate of 1,250,000 pre-split shares of common stock. The forward stock split and share cancellation was effected on July 18, 2012, which resulted in Westgate currently having issued and outstanding 5.0 million shares of common stock.

Pursuant to the terms of the assignment agreement, in exchange for Blue Cap assigning the Claims to Westgate, Westgate will issue to Blue Cap 1.0 million unregistered shares of Westgate’s authorized, but previously unissued common stock.  The amount of shares to be issued was negotiated between the parties and the 1.0 million shares will represent approximately 16.67% of Westgate’s 6.0 million total outstanding shares immediately following the transaction.

Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of Westgate, owning approximately 59% of Westgate’s common stock prior to the assignment agreement and transactions contemplated thereby.  Because of the related nature of the parties to the transaction, Westgate endeavored to conduct an independent investigation of Blue Cap and the Claims and research the merits and value of acquiring the Claims.

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

Pending the closing of the assignment agreement with Blue Cap, of which there can be no assurance, management will continue to investigate, research and, if justified, potentially acquire or merge with, one or more businesses or business opportunities.  Except for the Blue Cap assignment agreement, we do not have any other commitment or arrangement, written or oral, to participate in any business opportunity and we cannot predict the nature of any potential business we may ultimately consider.  Management has broad discretion in its search for and negotiations with any prospective business or business opportunity.

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

We believe that it is unlikely that we will acquire or merge with a business in which our management, affiliates or promoters have an ownership interest.  Any possible related party transaction of this type would have to be ratified by a disinterested board and by the stockholders.  Management does not anticipate an acquisition or merger with a related entity.  Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

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

Competition

Because we have not identified a definitive prospective acquisition or merger candidate, we cannot evaluate the type and extent of future competition.  There are several other public companies that are also searching for operating businesses as potential acquisition or merger candidates.  We will be in direct competition with these other public companies in our search and, due to a lack of funds, it may be difficult to successfully compete with these companies.

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

Results of Operations

We have not reported revenues since inception and incurred a net loss of $24,699 for the year ended December 31, 2012, compared to a loss of $22,994 for the year ended December 31, 2011.  We have a cumulative net loss of $134,583 since inception through December 31, 2012.  The increase in net loss for 2012 is attributed primarily to an increase in professional expenses for accounting and legal fees related to our requisite periodic filings with the SEC and the Blue Cap transaction.

Liquidity and Capital Resources

Expenses incurred during 2012 and 2011 have been paid for by a stockholder.  At December 31, 2012, we had current liabilities of $98,883 compared to $80,184 at December 31, 2011.  The increase at December 31, 2012 is primarily attributed to the following: (i) the $3,813 increase in accounts payable, from $6,687 at December 31, 2011 to $10,500 at December 31, 2012; (ii) the $8,588 increase in note payable - related party, from $58,228 at December 31, 2011 to $66,816 at December 31, 2012; and (iii) the $6,299 increase in accrued interest – related party, from $15,269 at December 31, 2011 to $21,567 at December 31, 2012, which reflects the increase in related party note payable.  Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company.  There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Plan of Operation

During the next 12 months, pending the finalization of the Blue Cap assignment agreement, we will continue to seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.  We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

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

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $52,382 at of December 31, 2012.  This loss carry forward may be offset against future taxable income through the year 2032.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2012 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Recent Accounting Pronouncements

The company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the company’s financial position or statements..

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

Item 8.

Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2012 and 2011 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

 40

President, CEO and Director

Nancy Ah Chong

 42

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

Nancy Ah Chong.  Ms. Ah Chong became a director and Secretary of our company in September 2006.  She is currently employed from August 2004 to the present, as an office manager for Williams Investment Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings.  From 2004–2011 Mr. Ah Chong was landman for U.S. Rare Earths, Salt Lake City office, where her duties included preparing notices of location, recording and filings with the BLM, and researching title to the minerals in fee lands, patented mining claims, and unpatented mining claims.  Previously, Mrs. Ah Chong was an administrative assistant for Forsgren Associates in Salt Lake City from March 2004 to August 2004.  She has also worked as a customer service representative for Overstock.com from November 2003 to January 2004 and O’Currance from February 2001 to November 2003, and as a marketing and travel coordinator for MGIS from February 2000 to August 2001.  From August 1991 to December 1999, Mrs. Ah Chong was with Barrick Goldstrike Mines, Inc. in Elko, Nevada, first as an exploration draftsperson and then an administrative assistant.  Mrs. Ah Chong attended and graduated from the Omaha Institute of Art and Design in Omaha, Nebraska.

Ms. Ah Chong is currently a director and Treasurer of Eastgate Acquisitions Corp.  In February, 2012, she became a director and Secretary / Treasurer of Protect Pharmaceutical Corp. and in April 2013, she became a director of U.S. Rare Earths, Inc. She was also formerly a director and Secretary / Treasurer of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp.

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

Item 11.

Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2012 and 2011.  Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.  We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration.  As of the date hereof, no person has accrued any compensation.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of April 12, 2013, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group. All share amounts reflect the 20 shares for one share forward stock split effected July 18, 2012.

Name and Address

  Amount and Nature of

   Percent

of Beneficial Owner

  Beneficial Ownership

  of Class(1)

     Directors and Officers

Geoff Williams *

2,000,000

40.0%

   2681 East Parleys Way, Suite 204

   Salt Lake City, Utah 84109

Nancy Ah Chong

0

0.0%

   2681 East Parleys Way, Suite 204

   Salt Lake City, Utah 84109

      5% Stockholders

Edward F. Cowle *

2,000,000

40.0%

   c/o 2681 East Parleys Way, Suite 204

   Salt Lake City, Utah 84109

H. Deworth Williams

684,000

13.7%

   2681 East Parleys Way, Suite 204

   Salt Lake City, Utah 84109

All directors and officers

2,000,000

40.0%

   a group (2 persons)

 *

Director and/or executive officer

Note:

Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)

Based upon 5,000,000 shares of common stock outstanding on April 15, 2013.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, there have been no material transactions during the past two fiscal years between our company and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate families.

Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of Westgate, owning approximately 59% of Westgate’s common stock prior to the assignment agreement and transactions contemplated thereby.  Because of the related nature of the parties to the transaction, Westgate endeavored to conduct an independent investigation of Blue Cap and the Claims and research the merits and value of acquiring the Claims.  The transaction has not been finalized as of the date hereof.

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

Audit Fees

Our current auditors, Sadler, Gibb & Associates, billed us $3,500 and 2,500 for the audit of our annual financial statements included in this annual report for the years ended December 31, 2012 and 2011, respectively.  They also billed us $1,000 for the review of our quarterly reports during 2012.

Audit Related Fees

For the year ended December 31, 2012 and 2011, there were no fees billed for assurance and related services by Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2012 and 2011, no fees were billed by our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

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

10.1**

Assignment Agreement with Blue Cap Development Corporation

31.1

Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*

Previously filed as an Exhibit to the Form 10-SB filed February 6, 2008.

**

Previously files as Exhibit to Form 8-K filed July 24, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Westgate Acquisition Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Westgate Acquisition Corporation (the Company) as of December 31, 2012 and 2011, and the related statement of operation, stockholders’ equity and cash flows for the years then ended and for the period from inception on September 8, 1999, through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Acquisition Corporation as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended and for the period from inception on September 8, 1999, through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses of $24,699 and $22,994 for the years ended December 31, 2012 and 2011, respectively, and accumulated losses of $134,583 as of December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2013

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$10,500	$6,687
Accrued interest - related party	21,567	15,269
Note payable - related party	66,816	58,228

Total Current Liabilities	98,883	80,184

STOCKHOLDERS' DEFICIT

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 5,000,000 and 30,000,000
shares issued and outstanding, respectively	50	300
Additional paid-in capital	35,650	29,400
Deficit accumulated during the development stage	(134,583)	(109,884)

Total Stockholders' Deficit	(98,883)	(80,184)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations

				From
				Inception on
				September 8,
	For the Years Ended			1999 Through
	December 31,			December 31,
	2012		2011	2012

REVENUES	$-		$-	$-

EXPENSES

General and
administrative	18,401		17,385	113,016

Total Expenses	18,401		17,385	113,016

LOSS FROM OPERATIONS	(18,401)	-	(17,385)	(113,016)

OTHER EXPENSES

Interest expense	(6,298)		(5,609)	(21,567)

Total Other Expenses	(6,298)		(5,609)	(21,567)

LOSS BEFORE INCOME TAXES	(24,699)		(22,994)	(134,583)

PROVISION FOR INCOME TAXES	-		-	-

NET LOSS	$(24,699)		$(22,994)	$(134,583)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)		$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	18,287,671		30,000,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Deficit

	Common Stock		Additional	Deficit Accumulated During	Total Stockholders'
	Shares	Amount	Paid-In Capital	the Development Stage	Equity (Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-
Common stock issued for cash on
September 8, 1999 at $0.00002 per share	30,000,000	300	200	-	500
Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-
Balance, December 31, 1999	30,000,000	300	200	-	500

Net loss for the period from
January 1, 2000 through December 31, 2004	-	-	-	(3,320)	(3,320)
Balance, December 31, 2004	30,000,000	300	200	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500
Net loss for the year ended December 31, 2005	-	-	-	(600)	(600)
Balance, December 31, 2005	30,000,000	300	700	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700
Net loss for the year ended December 31, 2006	-	-	-	(5,853)	(5,853)
Balance, December 31, 2006	30,000,000	300	2,400	(9,773)	(7,073)

Services contributed by shareholders	-	-	3,000	-	3,000
Net loss for the year ended December 31, 2007	-	-	-	(6,482)	(6,482)
Balance, December 31, 2007	30,000,000	300	5,400	(16,255)	(10,555)

Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended December 31, 2008	-	-	-	(22,225)	(22,225)
Balance, December 31, 2008	30,000,000	300	11,400	(38,480)	(26,780)

Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended December 31, 2009	-	-	-	(23,377)	(23,377)
Balance, December 31, 2009	30,000,000	300	17,400	(61,857)	(44,157)

Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended December 31, 2010	-	-	-	(25,033)	(25,033)
Balance, December 31, 2010	30,000,000	300	23,400	(86,890)	(63,190)

Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended December 31, 2011	-	-	-	(22,994)	(22,994)
Balance, December 31, 2011	30,000,000	$300	$29,400	$(109,884)	$(80,184)

Services contributed by shareholders	-	-	6,000	-	6,000
Cancellation of shares	(25,000,000)	(250)	250	-	-
Net loss for the year ended December 31, 2012	-	-	-	(24,699)	(24,699)
Balance, December 31, 2012	5,000,000	$50	$35,650	$(134,583)	$(98,883)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			September 8,
	For the Years Ended		1999 Through
	December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(24,699)	$(22,994)	$(134,583)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	6,000	6,000	35,200
Expenses paid on Company's behalf
by a related party	8,588	6,301	66,816
Changes in operating assets and liabilities:
Change in accrued interest - related party	6,298	5,609	21,567
Change in accounts payable	3,813	5,084	10,500

Net Cash Used in
Operating Activities	-	-	(500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012 and 2011.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2012 and 2011

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2012 and 2011.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operates as entity exempt from Federal and State income taxes.

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

WESTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2012	December 31, 2011
Income tax expense at statutory rate	$ (9,633)	$ (8,968)
Contributed services	2,340	2,340
Change in valuation allowance	7,293	6,628
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	December 31, 2012	December 31, 2011
NOL carryover	$ 52,382	$ 42,749
Change in valuation allowance	(52,382)	(42,749)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $134,313 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

Stock-based compensation.

As of December 31, 2012, the Company has not issued any share-based payments to its employees.

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2012 the Company has not recorded any stock-based compensation expense.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

WESTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $134,583 as of December 31, 2012.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

 3.           NOTE PAYABLE-RELATED PARTY

As of December 31, 2012 and 2011, the Company had a note payable to a shareholder of $66,816 and $58,228, respectively. The note payable is unsecured, accrues interest at 10% per annum and is due upon demand. As of December 31, 2012 and 2011, the Company owes $21,567 and $15,269 of accrued interest to the related party, respectively.

4.            CONTRIBUTED SERVICES

During the years ended December 31, 2012 and 2011, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 for each of the years ended December 31, 2012 and 2011.

5.          SIGNIFICANT EVENTS

Pursuant to an agreement to acquire certain mining claims dated July 13, 2012, certain shareholders agreed to contribute 1,250,000 shares of the Company’s common stock back to the Company, which the Company then cancelled. In addition, the Company authorized and consummated a forward stock-split of the Company’s issued and outstanding shares on twenty (20) shares to one (1) share basis. All references to common stock in these financial statements have been retroactively restated to incorporate the effect of this stock-split.  In addition to the cancellation of shares and the forward stock-split, the Company authorized the issuance of 1,000,000 post-split common shares as consideration of the claims to be acquired.  As of December 31, 2012 the acquisition of the mining claims has not been completed and the shares have not been issued.  The closing of the transaction is pending certain additional due diligence, which the Company anticipates will be concluded during the first half of 2013.

6.          SUBSEQUENT EVENTS

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

Dated:   April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

                 Title

      Date

/S/    GEOFF WILLIAMS

President, C.E.O. and director

   April 15, 2013

Geoff Williams

Principal Financial Officer

Principal Accounting Officer

/S/    NANCY AH CHONG

Secretary and Director

   April 15, 2013

Nancy Ah Chong

25