Form 10-Q
period 2013-03-31
WESTGATE ACQUISITIONS CORP
filed 2013-05-15
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

Outstanding as of May 14, 2012

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

13

Signatures

13

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at March 31, 2013, related unaudited statements of operations, and cash flows for the three months ended March 31, 2013 and 2012 and the period from September 8, 1999 (date of inception) to March 31, 2013, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  Operating results for the period ended March 31, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$15,600	$10,500
Accrued interest - related party	23,237	21,567
Note payable - related party	66,816	66,816

Total Current Liabilities	105,653	98,883

STOCKHOLDERS' DEFICIT

Common stock;20,000,000 shares authorized at $0.00001
par value, 5,000,000 and 5,000,000 shares issued and outstanding
at March 31, 2013 and December 31, 2012 respectively	50	50
Additional paid-in capital	37,150	35,650
Deficit accumulated during the development stage	(142,853)	(134,583)

Total Stockholders' Deficit	(105,653)	(98,883)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	6,600	5,413	119,616
Total Operating Expenses	6,600	5,413	119,616

LOSS FROM OPERATIONS	(6,600)	(5,413)	(119,616)

OTHER EXPENSES

Interest expense	(1,670)	(1,456)	(23,237)
Total Other Expenses	(1,670)	(1,456)	(23,237)

LOSS BEFORE INCOME TAXES	(8,270)	(6,869)	(142,853)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(8,270)	$(6,869)	$(142,853)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,000,000	1,500,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss	$(8,270)	$(6,869)	$(142,853)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	1,500	1,500	36,700
Expenses paid on Company's behalf
by a related party	-	1,050	66,816
Changes in operating assets and liabilities:
Change in accrued interest - related party	1,670	1,456	23,237
Change in accounts payable	5,100	2,863	15,600

Net Cash Used in Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $66,816 and $66,816 at March 31, 2013, and December 31, 2012, respectively.  The balance in interest accrued on the note totaled $23,237 and $21,567 at March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013 and 2012, Company shareholders performed services valued at $1,500 and $1,500, respectively, which have been recorded as a contribution to capital.

NOTE 5 – SIGNIFICANT EVENTS

Pursuant to an agreement to acquire certain mining claims dated July 13, 2012, certain shareholders agreed to contribute 1,250,000 shares of the Company’s common stock back to the Company, which the Company then cancelled. In addition, the Company authorized and consummated a forward stock-split of the Company’s issued and outstanding shares on twenty (20) shares to one (1) share basis. All references to common stock in these financial statements have been retroactively restated to incorporate the effect of this stock-split.  In addition to the cancellation of shares and the forward stock-split, the Company authorized the issuance of 1,000,000 post-split common shares as consideration of the claims to be acquired.  As of March 31, 2013, the acquisition of the mining claims has not been completed and the shares have not been issued.  The closing of the transaction is pending certain additional due diligence, which the Company anticipates will be concluded during 2013.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

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

Recent Events

On July 18, 2012, we entered into an acquisition agreement with Blue Cap Development Corp., a private Nevada corporation (“Blue Cap”), whereby Westgate will acquire certain mining and/or mineral claims and/or leases located in Sections 15, 16, 21, 22, T 8 S, R 15 E, New Mexico Principal Meridian, Lincoln County, New Mexico (the “Claims”).  The agreement is subject to completion of due diligence and certain other usual conditions, including completion of appropriate documents to finalize the transfer of the Claims. We anticipate that the acquisition will be completed during the fourth quarter of 2013.

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

Results of Operations

We have not recorded any revenues since inception.  During the three month period ended March 31, 2013, we incurred a net loss of $8,270 compared to a $6,869 loss during the three months ended March 31, 2012.  The results for the three months ending March 31, 2013 are due to the increase in interest expense to $1,670 from $1,456 for the 2012 period, due to increased loans from stockholders, and the increase in general and administrative expenses, from $5,413 for the three months ending March 31, 2012 to $6,600 for the three months ending March 31, 2013. The increase in general and administrative expenses was attributed to an increase in legal and accounting costs during the period related to requisite SEC filings.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

At March 31, 2013 we had a note payable - related party of $66,816 compared to $66,816 at December 31, 2012.  Accrued interest on the related party note payable increased from $21,567 at December 31, 2012 to $23,237 at March 31, 2013, reflecting ongoing interest on the note payable.  Also, during this same period, accounts payable increased from $10,500 to $15,600.

We expect to continue to rely on stockholders to pay expenses because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an operating business. There is no assurance that we will complete such a merger or acquisition or that stockholders will continue indefinitely to pay our expenses.

At March 31, 2013, we had a stockholders’ deficit of $105,653 compared to a stockholders' deficit of $98,883 at December 31, 2012.  The increase in stockholders' deficit at March 31, 2013 is attributed to ongoing business expenses, particularly legal and accounting expenses, and increases in notes payable – related party and the interest thereon.

Plan of Operation

We are working towards closing of the Claims acquisition during the fourth quarter of 2013.  At the time of a successful closing, of which there can be no assurance, we intend to develop a plan to commence an exploration program for the possibility of deposits of rare earth elements on the Claims.  Initially and during the next twelve months, we plan on using consultants to assist in the development of an exploration program. It will be necessary for us to secure funding to engage qualified consultants and to develop our program.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal period 2013. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal period 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 15, 2013

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

13