Form 10-Q
period 2013-06-30
WESTGATE ACQUISITIONS CORP
filed 2013-08-14
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

Outstanding as of August 14, 2013

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

13

Signatures

14

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at June 30, 2013, related unaudited statements of operations, and cash flows for the three and six months ended June 30, 2013 and 2012 and the period from September 8, 1999 (date of inception) to June 30, 2013, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  Operating results for the period ended June 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$4,440	$10,500
Accrued interest - related party	24,907	21,567
Note payable - related party	70,316	66,816

Total Current Liabilities	99,663	98,883

TOTAL LIABILITIES	$99,663	$98,883

STOCKHOLDERS' DEFICIT

Common stock;20,000,000 shares authorized at $0.00001
par value, 5,000,000 and 5,000,000 shares issued and outstanding
at June 30, 2013 and December 31, 2012 respectively	50	50
Additional paid-in capital	38,650	35,650
Deficit accumulated during the development stage	(138,363)	(134,583)

Total Stockholders' Deficit	(99,663)	(98,883)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condesnsed Statements of Operations
(Unaudited)

					From
					Inception on
					September 8,
	For the Three Months Ended		For the Six Months Ended		1999 Through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	3,435	5,497	10,035	10,910	123,051
Total Operating Expenses	3,435	5,497	10,035	10,910	123,051

LOSS FROM OPERATIONS	(3,435)	(5,497)	(10,035)	(10,910)	(123,051)

OTHER INCOME (EXPENSES)

Gain on forgiveness of accounts payable	9,595	-	9,595	-	9,595
Interest expense	(1,670)	(1,545)	(3,340)	(3,001)	(24,907)
Total Other Income (Expenses)	7,925	(1,545)	6,255	(3,001)	(15,312)

GAIN (LOSS) BEFORE INCOME TAXES	4,490	(7,042)	(3,780)	(13,911)	(138,363)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$4,490	$(7,042)	$(3,780)	$(13,911)	$(138,363)

BASIC AND DILUTED GAIN (LOSS) PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,000,000	1,500,000	5,000,000	1,500,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From
			Inception on
			September 8,
	For the Six Months Ended		1999 Through
	June 30,		June30,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss	$(3,780)	$(13,911)	$(138,363)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	3,000	3,000	38,200
Expenses paid on Company's behalf
by a related party	3,500	7,097	70,316
Gain on forgiveness of accounts payable	(9,595)	-	(9,595)
Changes in operating assets and liabilities:
Change in accrued interest - related party	3,340	3,001	24,907
Change in accounts payable	3,535	813	14,035

Net Cash Used in Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $70,316 and $66,816 at June 30, 2013, and December 31, 2012, respectively.  The balance in interest accrued on the note totaled $24,907 and $21,567 at June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013 and 2012, Company shareholders performed services valued at $3,000 and $3,000, respectively, which have been recorded as a contribution to capital.

NOTE 5 – SIGNIFICANT EVENTS

Pursuant to an agreement to acquire certain mining claims dated July 13, 2012, certain shareholders agreed to contribute 1,250,000 shares of the Company’s common stock back to the Company, which the Company then cancelled. In addition, the Company authorized and consummated a forward stock-split of the Company’s issued and outstanding shares on twenty (20) shares to one (1) share basis. All references to common stock in these financial statements have been retroactively restated to incorporate the effect of this stock-split.  In addition to the cancellation of shares and the forward stock-split, the Company authorized the issuance of 1,000,000 post-split common shares as consideration of the claims to be acquired.  As of June 30, 2013, the acquisition of the mining claims has not been completed and the shares have not been issued.  The closing of the transaction is pending certain additional due diligence, which the Company anticipates will be concluded during 2013.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

We have not recorded any revenues since inception.  During the three month period ended June 30, 2013, we realized net income of $4,490 compared to a $7,042 loss during the three months ended June 30, 2012.  The results for the three months ending June 30, 2013 are due to the increase in interest expense to $1,670 from $1,545 for the 2012 period, due to increased loans from stockholders, and due to an increase in gain on forgiveness of accounts payable from $-0- for the three months ending June 30, 2012 to $9,595 for the three months ending June 30, 2013, and the decrease in general and administrative expenses, from $5,497 for the three months ending June 30, 2012 to $3,435 for the three months ending June 30, 2013. The decrease in general and administrative expenses was attributed to a decrease in legal and accounting costs during the period related to requisite SEC filings.

Six Months Ended June 30, 2013 and 2012

We have not recorded any revenues since inception.  During the six month period ended June 30, 2013, we incurred a net loss of $3,780 compared to a $13,911 loss during the six months ended June 30, 2012.  The results for the six months ending June 30, 2013 are due to the increase in interest expense to $3,340 from $3,001 for the 2012 period, due to increased loans from stockholders, and due to an increase in gain on forgiveness of accounts payable from $-0- for the three months ending June 30, 2012 to $9,595 for the three months ending June 30, 2013, and the decrease in general and administrative expenses, from $10,910 for the six months ending June 30, 2012 to $10,035 for the six months ending June 30, 2013. The decrease in general and administrative expenses was attributed to a decrease in legal and accounting costs during the period related to requisite SEC filings.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

At June 30, 2013 we had a note payable - related party of $70,316 compared to $66,816 at December 31, 2012.  Accrued interest on the related party note payable increased from $21,567 at December 31, 2012 to $24,907 at June 30, 2013, reflecting ongoing interest on the note payable. Also, during this same period, accounts payable decreased from $10,500 to $4,490.

We expect to continue to rely on stockholders to pay expenses because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an operating business. There is no assurance that we will complete such a merger or acquisition or that stockholders will continue indefinitely to pay our expenses.

At June 30, 2013, we had a stockholders’ deficit of $99,663 compared to a stockholders' deficit of $98,883 at December 31, 2012.  The increase in stockholders' deficit at June 30, 2013 is attributed to ongoing business expenses, particularly legal and accounting expenses, and increases in notes payable – related party and the interest thereon.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2013. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 14, 2013

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

10