Form 10-K
period 2013-12-31
WESTGATE ACQUISITIONS CORP
filed 2014-04-14
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   [ X ]

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The number of shares of the registrant’s common stock outstanding as of April 11, 2014 was 6,000,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

WESTGATE ACQUISITIONS CORPORATION

TABLE OF CONTENTS

Page

PART  I

Item 1.

Business

3

Item 1A.

Risk Factors

10

Item 1B.

Unresolved Staff Comments

10

Item 2.

Properties

10

Item 3.

Legal Proceedings

10

Item 4.

Mine Safety Disclosures

10

PART  II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

10

Item 6.

Selected Financial Data

12

Item 7.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

12

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 8.

Financial Statements and Supplementary Data

16

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure

23

Item 9A(T).

Controls and Procedures

23

Item 9B

Other Information

24

PART  III

Item 10.

Directors, Executive Officers and Corporate Governance

24

Item 11.

Executive Compensation

25

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

25

Item 13.

Certain Relationships and Related Transactions and Director Independence

26

Item 14.

Principal Accounting Fees and Services

27

PART  IV

Item 15.

Exhibits, Financial Statement Schedules.

27

Signatures

30

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

On December 12, 2013, we finalized the acquisition from Blue Cap Development Corp. of certain mining and/or mineral claims and/or leases located in Sections 15, 15, 21, 22, T * S, R 15 E, in the New Mexico Principal Meridian, Soccoro County, New Mexico (the “Claims”). According to SEC Industry Guide No. 7, we are classified or considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage.

In anticipation of acquiring the Claims, on July 13, 2012 our Board of Directors unanimously approved a forward split of our 1.5 million issued and outstanding shares of common stock on a twenty (20) shares for one (1) share basis.  Contemporaneous with the forward stock split, which became effective on July 18, 2012, three principal stockholders, Edward F. Cowle, H. Deworth Williams and Geoff Williams, agreed to contribute back to the company for cancellation an aggregate of 1,250,000 pre-split shares of common stock. Following the forward stock split and share cancellation, we had 6.0 million shares of common stock issued and outstanding.

In consideration for the Claims, we issued to Blue Cap 1.0 million shares of Westgate’s authorized, but previously unissued common stock.  The amount of shares was negotiated between the parties and the 1.0 million shares represent 16.67% of Westgate’s 6.0 million total outstanding shares presently outstanding.  All references to common stock herein and in our financial statements have been retroactively restated to incorporate the effect of the forward stock-split.

Current Business

Following the acquisition of the Claims we have become engaged in the mineral exploration business.  We are developing a plan to commence an exploration program for the possibility of deposits of rare earth elements on the Claims.  Rare earth elements are essential for a diverse and expanding array of high-technology applications and for many current and emerging alternative energy technologies, such as electric vehicles, energy-efficient lighting, and wind power.  Examples of products that use rare earth elements are computer hard drives, smart phones, TV screens and wind turbines.  Rare earth elements are also critical for a number of key defense systems such as lasers, radar, missile-guidance systems and other electronics. Management anticipates that the company will need to secure adequate funding to develop and implement an exploration program. There can be no assurance that we will be able to secure the necessary funding to fulfill our goals, or that any future funding will be available on terms favorable to the company, or at all.

We have engaged the services of Minex Exploration to conduct preliminary studies of claims.  We intend to conduct exploration activities for rare earth, gold, silver and other minerals in various phases.  There can be no assurance that a commercially viable mineral deposit exists on our property.  Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit. We will continue to examine the possibility of acquiring additional viable mineral leases that could potentially enhance our portfolio.

Exploration Properties

Our mineral lease properties are located in the Lemitar Mountain range in Soccoro County, New Mexico.  The area is generally characterized by an average elevation of approximately 5500 feet and is made up of gentle rising hills and ridges to about 6200 feet to the west and 5600 feet to the east. The ridges and elevation decrease to the south to an elevation of 5800 feet. The highest elevation in the district is Polvadera Mountain at an elevation of  7292 feet, located approximately 6000 feet due North West of our claims.

Terrain

The terrain is moderate rolling to steep, lightly vegetated with grass, juniper and several species of cactus. Outcrop composes approximately 45% of the claim block, with the remainder composed of loose talus, dirt and cobble sized cover. The elevation varies from 5500 feet on the east and southeast, to nearly 6200 feet in the north and northwest

All of our claims are located in one block in a semi-remote area with no infrastructure in place.  The only access to the properties is by historic gravel or dirt roads and trails.  There is no current access to water or power, although we do not foresee a need during the first phases of exploration.  Typically, all contract personnel carry their own water and have portable generators for their operations, including phase two drill programs.  Drilling operators supply tanker trucks for their water needs.

In the event an ore body is discovered as a result of our exploration programs, significant additional funding would be necessary to proceed.  In order to satisfy this need, we anticipate seeking a strategic partnership or joint venture with a much larger mining company in order to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using stand alone large generator systems to provide necessary power. It is our intent to remain an exploration company and to seek a partner to further develop and operate our properties.  Presently, there can be no assurance that we will discover minerals in a commercially viable amount or that we would be able to secure a strategic partner to provide necessary funding to become operational.

Regulatory Requirements

In order to maintain the company’s claims and/or leases, we must make annual maintenance fee payments to the Bureau Land Management (“BLM”) and State of New Mexico, due the 1st of September of each year.  Payment to the BLM is $140 per claim. We currently own 8 BLM mineral leases.

Phase one of our exploration program, completing a preliminary geological report on our BLM mineral lease claims, require no permits or bonding, provided there is no surface land disturbance of more than one-third acre.  Phase two, provided preliminary geological reports are favorable, will proceed with a drill program to confirm mineralization on these target areas from the surface to depth.  If initial core samples show evidence of rare earth mineralization, a geological, grid maps will be produced to lay out an extensive drill program to define a potential mineable ore body.  Phase two will require an “Access and Land Use Permit” from the BLM and State of New Mexico.  Generally, this will require about 30 days for the filing process and cost approximately $12,000 for a bond to assure the reclamation of the subject areas.  We anticipate that processing the paperwork for the permit and securing the requisite bond can be completed during the second quarter of 2014 so that the permits can be in place to begin phase two during the second half of 2014.

Maps of Properties

The follow are maps (figure 1) and pictures of the company’s properties.

DeLORME
XMap®/GIS Editor
3
4
Prospects
8027
8600
C A P I T
16
15
5
Prospect
6
7
8
9
10
11
7821
Canyon
12
Thorium
Canyon
JEEP TRAIL
Uranium
21
22
6744
Canyon
Canyon
8826
Prospect
14
15
16
7916
7165
Bills
JEEP TRAIL
Buck
Scale 1 : 19,200
1" = 1,600.0 ft
Data Zoom 13-4

MINING CLAIM MAP
CAP 3-12, 14-16 Lode Mining Claims

Located in Sections 15,16,21,22,23,26, and 27, T8S
R15E, New Mexico Principal Meridian
Lincoln County New Mexico

The type of corner and location monuments used:
2"x2" wooden posts

Locator:
WESTGATE ACQUISITIONS
2681 Parleys Way Ste 204
Salt Lake City UT 84109

Located: May 2010

Data use subject to license.
© 2004 DeLorme. XMap®/GIS Editor.
www.delorme.com

History of Claims

Property Location and Description:

The Lemitar Property is located 4.75 miles west of Lemitar, in Socorro County,  New Mexico, in Sec. 6, T 1S, R1W, New Mexico Principal Meridian. The property consists of 8 lode mining claims, LEM 1- 8. The claims block is located on public land under the administration of the BLM. The Lemitar Property is bounded by state land to the west, BLM land to the south, east and northeast, and private land to the northwest. (Figure 1, property map). A long history of mining is associated with the area. Historic and producing mines are found throughout Socorro and adjoining counties. The New Mexico Institute of Mining and Technology is also located in Socorro.

Geology:

The complex Pre Cambrian geology of the Lemitar Mountains is intruded by carbonatite veins dating to the Ordovician (McLemore, 1985). The claim block is generally underlain by undifferentiated igneous rocks including the Polvadera Granite to the North, Lemitar Diorite/Gabbro, and Biotite Granite along the center of the block, and Muscovite-Biotite Granite along the southern boundary. The carbonatite intrusives are characterized as dark brown to grey, fine grained intrusives which often display preserved intrusive contacts and chilled margins. The veins are randomly oriented throughout the claim block, and range from less than 1 cm to over 1.5 m, with a strike length of cm’s to tens of meters.  Veins were identified by field observation and the scintilometer readings. Zones of radioactivity were identified using the scintilometer as a mapping tool, as there was no outcrop present. These zones may represent a buried vein or the complete erosion of a carbonatite vein and assimilation into the surrounding country rock. Field assay results were representative of the contacts between the host rock which was generally non-reactive or radioactive, and the distinct secondary intrusive suite of carbonatite veins which were radioactive.

Because we currently lack the requisite funds to fully explore our mineral claims, we will have to obtain additional funding to fully complete our business plan.  In order to raise capital, the most likely method available to us would be the private sale of securities.  Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender.  There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.  It may be necessary for officers, directors or principal stockholders to advance funds and we intend to hold expenses to a minimum and accrue expenses as possible until such time as adequate funding is secured. Further, directors and officers will defer any compensation until such time as our business warrants and adequate funds are available.  As of the date hereof, we have not made any arrangements or definitive agreements for additional funding.

We do not intend to hire employees in the immediate, with the possible exception of part-time clerical assistance on an as-needed basis.  Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis.  Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.  Also, we do not anticipate making any significant capital expenditures until we can successfully complete an acquisition or merger.

In the event our exploration program is successful and an ore body is discovered, significant additional funding would be necessary to proceed.  In order to satisfy this need, we anticipate seeking a strategic partnership or joint venture with a much larger mining company in order to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using stand-alone large generator systems to provide necessary power. It is our intent to remain an exploration company and to seek a partner to further develop and operate our properties.  Presently, there can be no assurance that we will discover minerals in a commercially viable amount or that we would be able to secure a strategic partner to provide necessary funding to become operational.

We anticipate needing to raise additional funds during the next 12 months to complete our exploration commitments.

TOTAL FUNDING REQUIREMENTS -- $35,000

Phase one of our exploration plan is intended to define possible mineralized zones on our properties, which will further define potential drill targets. We will seek a mineral exploration report from a qualified, licensed geologist, which will describe in detail all of the exploration data, testing results and all other operations performed on the properties as well as a definitive further exploration program with suggested costs to enter into and perform the next phase of the expected exploration.

We estimate that exploration expenditures to complete the initial phase will be approximately $19,300. Each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will suspend operations on the property. We will then seek additional exploration properties and additional funding with which to conduct the work. In the event that we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

Historically, we have incurred operating losses and will not be able to exist indefinitely without securing additional operating funds. In the view of our independent auditors, we require additional funds to maintain our operations and these conditions raise substantial doubt about our ability to continue as a going concern.

Plan of Operations

Our plan of operation reflects our objectives and anticipated growth for the next 12 months and beyond, identifying cash requirements to fulfill our business objectives.  We will need to raise additional funds during the next 12 months to complete our exploration commitments and to pay for general business expenses. We believe current funds are sufficient to complete requisite initial geological reports as well as cover general and administrative expenses for at least the next six months.  However, we estimate that we will need up to an additional $50,000 during the next twelve months to complete the second phase of exploration and to commence an exploration program on our properties including the cost to exercise the option to acquire the additional claims and general expenses.  We intend to explore a possible private placement of our securities and/or debt financing to raise the additional fund, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

In the event we complete our planned initial exploration programs and successfully identify a mineral deposit, we will need substantial additional funds for drilling and engineering studies to determine whether the mineral deposit is commercially viable. If we are unable to raise additional funds for this work, we would be unable to proceed, even if a mineral deposit is discovered.

We anticipate that exploration on our properties will be conducted as Phase One (A) and Phase One (B).

Phase One (A)

Goal:  Review existing work, check filing status (county, BLM), property visit, Geochem sampling grid pattern for target identification and comprehensive property assessment, preliminary geology map, Plan of Operations development and completion.

Phase One (A) – Estimated Exploration Costs:

•

Office: Publication review, filing review, phone work. Geologist 6 hrs

$     450

•

Field: 10 days

-Geologist+Field Assistant.[geo-$500/day, tech-$300/day for 10 days

$  8,000

-Lodging [2 rooms Carizozo, 8 nights

$  1,100

-Flights [two round trip avg.]

$  1,200

-Contingency[10%]

$  1,100

•

Supplies

-Truck Rental[10 days at avg. of $175/day]

$  1,750

-ATV Rental[10 days at $100/day]

$  1,000

-Analytical tools[xrf, scintillometer, etc]

$  1,000

-Sample bags[rock and soil geochem bags]

$     100

-Miscellaneous supplies[as needed]

$     400

•

Analysis

-Blanks and Standards[1 blank, 2 standards]

$     250

-Shipping costs[to lab or return]

$     250

-Analysis[~300 samples at ~$10/sample]

$  3,000

•

Reporting and Research

-Report final, Phase One (A)

-Geology report

-Updated maps

-Assay data plotted/contoured

-Data base completed

-Geologist, office time-~20 hrs

$  1,500

TOTAL Phase One (A)

$21,100

Phase One (B)

Goal:  Based on Phase One (A) results, refine targets, locate and perform trenching, obtain metallurgical samples for milling and processing tests. Complete geological and geochemical mapping based on new trench results and ground time. Rank targets, investigate mills, processing options etc. Complete all needed permitting for sampling, trench work, access and related tasks.

Phase One (B) – Estimated Exploration Costs:

•

Field

-Mechanical trenching,~1000 ft

-Geologist and assistant [3 days at $800/day] **

$  2,400

-Geological mapping and map production

-Geologist[5 days at $500/day] **

$  2,500

-Sampling

-Further infill sampling based on Phase I(A) results

$     500

•

Supplies

-Trackhoe rental, Kubota KX91 or equivalent

[6 days at $300/day]

$  1,800

-Sampling supplies[as needed]

$     400

-Truck Rental[10 days at avg. of $175/day]

$  1,750

-ATV Rental[10 days at $100/day]

$  1,000

-Contingency[10%]

$  1,100

•

Analysis

-Analysis[~150 samples at ~$10/sample]

$  1,500

-Shipping

$     250

•

Reporting and Finalization

-Final property report

-Maps in original and digital format

-Comprehensive database of work results to date

-Geologist and assistant

$  1,500

TOTAL Phase One (B)

$14,700

Our total exploration expenditures for Phase One (A) and Phase One (B) are expected to be approximately $35,800. We currently have approximately $25,000 in available funds. Each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will suspend operations on the property. We will then seek additional exploration properties and additional funding with which to conduct the work. In the event that we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

Historically, we have incurred operating losses and will not be able to exist indefinitely without securing additional operating funds. In the view of our independent auditors, we require additional funds to maintain our operations and these conditions raise substantial doubt about our ability to continue as a going concern.

We will not be conducting any product research or development over the next 12 months and do not expect to purchase any plant or significant equipment during that time. We do not have employees and do not expect add employees over the next 12 months, except for possible consultants and part-time clerical help. We anticipate that our current management team will satisfy our requirements for the foreseeable future.

Competition

The exploration for and exploitation of mineral reserves is highly competitive with many local, national and international companies in the marketplace. We must compete against several established companies in the industry that are better financed and/or who have closer working relationships with productive mining companies. We will most likely seek a strategic relationship with a more established and larger mining company to provide assistance in developing our property into production, if exploration results so warrant. We have not entered into any agreements with any third parties to produce any minerals from our property, nor have we identified any potential partners in that regards, nor is there any assurance we will be able to secure such agreements. If we are unable to identify and/or partner with any third parties to assist us in attaining production grade minerals, we will likely be unsuccessful in producing any such minerals.

Government Regulation

Because we are engaged in the mineral exploration activities, we are exposed to many governmental and environmental risks associated with our business. We are currently in the initial exploration stages and management has not determined whether significant site reclamation costs will be required.

Environmental and other government regulations at the federal, state and local level may include:

●

surface impact;

●

water acquisition and treatment;

●

site access;

●

reclamation;

●

wildlife preservation;

●

licenses and permits; and

●

maintaining the environment.

Regulatory compliance in the mining industry is complex and the failure to meet and satisfy various requirements can result in fines, civil or criminal penalties or other limitations.

In the event we are able to secure funding necessary to implement a bona fide exploration program, we will be subject to regulation by numerous governmental authorities. In order to maintain our claims, we must make annual payments to the BLM and the State of New Mexico.  If we proceed to phase two drilling, we must secure an Access and Land Use Permit. Subsequently, operating and environmental permits will be required from applicable regulatory bodies using technical applications filed by us. The failure or delay in obtaining regulatory approvals or licenses will adversely affect our ability to explore our property and otherwise carry out our business plan.

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act, which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts vary on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

There are no costs to us at the present time except for annual fee payments related to the claims and reclamation bonding requirements of the Bureau of Land Management in connection with compliance with environmental laws. However, because we anticipate engaging in natural resource projects, these costs could occur at any time and the potential liability extensive.

Trademarks and Copyrights

We do not own any patents, trademarks or copyrights.

Employees

We presently do not have any employees and do not anticipate adding employees until our business operations and financial resources so warrant. We consider our current management to be sufficient to satisfy our requirements for the foreseeable future. Our exploration program will be contracted to independent, qualified engineering and consulting firms.

Facilities

We currently use as our principal place of business the business office of our President and director, Geoff Williams, in Salt Lake City, Utah. We have no written agreement and currently pay no rent for use of the facilities. At such time as our business warrants and we have sufficient funds, we will likely secure commercial office space from which to conduct business. We have no current plans to secure such commercial office space.

Industry Segments

No information is presented regarding industry segments.  We are presently a development stage company engaged in the mineral exploration business and considered an exploration stage mining company.  Reference is made to the statements of income included in this Form 10-K for a report of our operating history for the past two fiscal years.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not currently, nor has there ever been, a public trading market for our common stock.  As of the date hereof, there are approximately 33 stockholders of record of our common stock. We are requesting a broker/dealer to make an initial application to FINRA to have our shares quoted on the OTCBB.  The application consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act.

Inclusion on the OTCQB will permit price quotations for our shares to be published by that service, although we do not anticipate a public trading market in our shares in the immediate future.  Except for the application to the OTCQB, we have no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for quotation and trading on the OTCQB or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTCQB or at any other time in the future or, that if such a market does develop, that it can be sustained.

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

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The NASDAQ Stock Market in the foreseeable future.  Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors, are subject to additional sales practice requirements.  An accredited investor is generally defined as a person with assets in excess of $1,000,000, excluding their principal residence, or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and receive the purchaser's written consent to the transaction prior to the purchase.  Additionally, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

 Rule 144

All of the 6,000,000 shares of our common stock presently outstanding are deemed to be “restricted securities” as defined by Rule 144 under the Securities Act of 1933 (the “Securities Act”). Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted or non-restricted control shares. The SEC amended Rule 144, effective February 15, 2008.

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

An important exception to the availability of the amended Rule 144 is that Rule 144 is not available for either a reporting or non-reporting shell company, unless the company:

●

has ceased to be a shell company;

●

is subject to the Exchange Act reporting obligations;

●

has filed all required Exchange Act reports during the preceding twelve months; and

●

at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

Because we were classified as a “shell” company, stockholders who currently hold restricted shares of common stock, will not be able to rely on Rule 144 until one year after we ceased to be a shell company and have filed with the SEC adequate information that we are no longer a shell company. On December 17, 2013, we filed a Form 8-K Current Report announcing that were completed the Acquisition Agreement and that we were no longer considered a shell company.  The information included in the Form 8-K was intended to be adequate information that would otherwise be included in a registration statements.  Accordingly, our stockholders, both affiliates and non affiliates, will be eligible to use Rule 144 after December 17, 2014, one year from the initial filing of the Form 8-K.

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

We are considered a development stage company with limited assets and operations.  Ongoing expenses, including the costs associated with the preparation of reports and filing with the SEC, have been paid for by advances from a stockholder, which are evidenced on our financial statements as payable-related party.  It is anticipated that we will require only minimal capital to maintain our corporate viability.  Additional necessary funds will most likely be provided by officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available.  However, unless we are able to facilitate an acquisition of or merger with an operating business or able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Results of Operations

We have not reported revenues since inception and incurred a net loss of $24,055 for the year ended December 31, 2013, compared to a loss of $24,699 for the year ended December 31, 2012.  We have a cumulative net loss of $158,638 since inception through December 31, 2013.  The increase in net loss for 2013 is primarily due to the increase in general and administrative expenses from $18,401 in 2012 to $25,937 in 2013, attributed to an increase in professional expenses for accounting and legal fees related to our requisite periodic filings with the SEC and the Blue Cap transaction. The 2013 loss was partially offset by the $9,595 gain on forgiveness of debt.

Liquidity and Capital Resources

Expenses incurred during 2013 and 2012 have been paid for by a stockholder. At December 31, 2013, we had current assets consisting of cash of $25,012 compared to $0 at December 31, 2012. The increase was due to a $25,070 loan from a stockholder.  At December 31, 2013, we had current liabilities of $141,942 compared to $98,883 at December 31, 2012.  The increase at December 31, 2013 is primarily attributed to the following: (i) the $2,293 increase in accounts payable, from $10,500 at December 31, 2012 to $12,793 at December 31, 2013; (ii) the $33,070 increase in note payable - related party, from $66,816 at December 31, 2012 to $99,886 at December 31, 2013, primarily due to new loans from stockholders; and (iii) the $7,696 increase in accrued interest – related party, from $21,567 at December 31, 2012 to $29,263 at December 31, 2013, which reflects the increase in related party note payable.  Because of our limited cash reserves, we anticipate that we will need to continue to rely on stockholders to pay expenses until such time as we can successfully find a source of outside funding.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $61,764 as of December 31, 2013.  This loss carry forward may be offset against future taxable income through the year 2033.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2013 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

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

Critical Accounting Policies

JOBS Act

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

●

be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●

be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”), and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934; and

●

instead provide a reduced level of disclosure concerning executive compensation and be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on the financial statements.

It should be noted that notwithstanding our status as an emerging growth company, we would be eligible for these exemptions as a result of our status as a “smaller reporting company” as defined by the Securities Exchange Act of 1934.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to take advantage of the benefits of this extended transition period and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.

Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2013 and 2012 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C., independent regisetered public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Westgate Acquisitions Corporation

We have audited the accompanying balance sheets of Westgate Acquisitions Corporation (the Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from September 8, 1999 (date of inception) through December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Acquisitions Corporation as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from September 8, 1999 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses of $158,638 for the period from inception through December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 10, 2014

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash	$25,021	$-

Total Current Assets	25,021	-

TOTAL ASSETS	$25,021	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$12,793	$10,500
Accrued interest - related party	29,263	21,567
Note payable - related party	99,886	66,816

Total Current Liabilities	141,942	98,883

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 6,000,000 and 5,000,000
shares issued and outstanding, respectively	60	50
Additional paid-in capital	41,657	35,650
Deficit accumulated during the development stage	(158,638)	(134,583)

Total Stockholders' Deficit	(116,921)	(98,883)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,021	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations

				From
				Inception on
				September 8,
	For the Years Ended			1999 Through
	December 31,			December 31,
	2013		2012	2013

REVENUES	$-		$-	$-

EXPENSES

General and administrative	25,937		18,401	138,953

Total Expenses	25,937		18,401	138,953

LOSS FROM OPERATIONS	(25,937)	-	(18,401)	(138,953)

OTHER EXPENSES

Impairment of mining claims	(17)		-	(17)
Gain on forgiveness of debt	9,595		-	9,595
Interest expense	(7,696)		(6,298)	(29,263)

Total Other Expenses	1,882		(6,298)	(19,685)

LOSS BEFORE INCOME TAXES	(24,055)		(24,699)	(158,638)

PROVISION FOR INCOME TAXES	-		-	-

NET LOSS	$(24,055)		$(24,699)	$(158,638)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)		$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	5,049,315		18,287,671

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Deficit

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-
Common stock issued for cash on
September 8, 1999 at $0.00002 per share	30,000,000	300	200	-	500
Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-
Balance, December 31, 1999	30,000,000	300	200	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)
Balance, December 31, 2004	30,000,000	300	200	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500
Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)
Balance, December 31, 2005	30,000,000	300	700	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700
Net loss for the year ended
December 31, 2006	-	-	-	(5,853)	(5,853)
Balance, December 31, 2006	30,000,000	300	2,400	(9,773)	(7,073)

Services contributed by shareholders	-	-	3,000	-	3,000
Net loss for the year ended
December 31, 2007	-	-	-	(6,482)	(6,482)
Balance, December 31, 2007	30,000,000	300	5,400	(16,255)	(10,555)

Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended
December 31, 2008	-	-	-	(22,225)	(22,225)
Balance, December 31, 2008	30,000,000	300	11,400	(38,480)	(26,780)

Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended
December 31, 2009	-	-	-	(23,377)	(23,377)

Balance, December 31, 2009	30,000,000	300	17,400	(61,857)	(44,157)
Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended
December 31, 2010	-	-	-	(25,033)	(25,033)
Balance, December 31, 2010	30,000,000	300	23,400	(86,890)	(63,190)

Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended
December 31, 2011	-	-	-	(22,994)	(22,994)
Balance, December 31, 2011	30,000,000	300	29,400	(109,884)	(80,184)

Services contributed by shareholders	-	-	6,000	-	6,000
Cancellation of shares	(25,000,000)	(250)	250	-	-
Net loss for the year ended
December 31, 2012	-	-	-	(24,699)	(24,699)

Balance, December 31, 2012	5,000,000	50	35,650	(134,583)	(98,883)

Common shares issued for mining claims	1,000,000	10	7	-	17
Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended
December 31, 2013	-	-	-	(24,055)	(24,055)
Balance, December 31, 2013	6,000,000	$60	$41,657	$(158,638)	$(116,921)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			September 8,
	For the Years Ended		1999 Through
	December 31,		December 31,
	2013	2012	2013

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(24,055)	$(24,699)	$(158,638)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	6,000	6,000	41,200
Expenses paid on Company's behalf
by a related party	8,000	8,588	74,816
Impairment of mining claims	17	-	17
Changes in operating assets and liabilities:
Change in accrued interest - related party	7,696	6,298	29,263
Change in accounts payable	2,293	3,813	12,793

Net Cash Used in
Operating Activities	(49)	-	(549)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	25,070	-	25,070
Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	25,070	-	25,570

NET INCREASE IN CASH	25,021	-	25,021

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$25,021	$-	$25,021

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013 and 2012.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2013 and 2012

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2013 and 2012.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

WESTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2013	December 31, 2012
Income tax expense at statutory rate	$ (9,381)	$ (9,633)
Contributed services	2,340	2,340
Impairment of mining claims	7	-
Change in valuation allowance	7,035	7,293
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	December 31, 2013	December 31, 2012
NOL carryover	$ (62,319)	$ (52,382)
Contributed capital	16,068	13,728
Impairment of mining claims	7	-
Change in valuation allowance	45,689	38,654
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $62,319 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year-end.

Stock-Based Compensation.

As of December 31, 2013, the Company has not issued any share-based payments to its employees.

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2013 the Company had not recorded any stock-based compensation expense.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

WESTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $158,638 as of December 31, 2013.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

 3.           NOTE PAYABLE-RELATED PARTY

As of December 31, 2013 and 2012, the Company had a note payable to a shareholder of $99,886 and $66,816, respectively. The note payable is unsecured, accrues interest at 10% per annum and is due upon demand. As of December 31, 2013 and 2012, the Company owes $29,263 and $21,567 of accrued interest to the related party, respectively.

4.            CONTRIBUTED SERVICES

During the years ended December 31, 2013 and 2012, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 for each of the years ended December 31, 2013 and 2012.

5.          SIGNIFICANT EVENTS

Pursuant to an agreement to acquire certain mining claims dated July 13, 2012, certain shareholders agreed to contribute 25,000,000 post-split (1,250,000 pre-split) shares of the Company’s common stock back to the Company, which the Company then cancelled. In addition, the Company authorized and consummated a forward stock-split of the Company’s issued and outstanding shares on twenty (20) shares to one (1) share basis. All references to common stock in these financial statements have been retroactively restated to incorporate the effect of this stock-split.  In addition to the cancellation of shares and the forward stock-split, the Company authorized the issuance of 1,000,000 post-split common shares as consideration of the claims to be acquired.  The claims are located in Socorro County, New Mexico.

On December 12, 2013 the purchase of the mining claims was consummated and the Company formally issued and released the 1,000,000 shares of common stock.  The mining claims were valued at the most recent cash sale price of the Company’s common stock of $0.00002 per share, resulting in a total value of $17.  On December 31, 2013 the Company determined indicators of impairment existed, and based on its cash flows assessment on that date, determined an impairment loss should be recorded in the amount of $17.

6.          SUBSEQUENT EVENTS

In accordance with SFAS 165 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Rachel Winn

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

Mr. Williams is currently a director, President and C.E.O. of Westgate Acquisitions Corp. and, until he resigned in February 2010, he was a director, President and C.E.O. of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp.  Mr. Williams was also a director of U.S. Rare Earths, Inc. from November 2011 to August 2012, and has served as President and a director of Protect Pharmaceutical Corporation since February 14 2012.

Rachel Winn.  Ms. Winn was appointed a director and Secretary on October 3, 2012. Since May 1, 2009, she has been the assistant office manager at Williams Investment Company. Ms. Winn also serves as a Director on the Board of Directors of Red Mountain Inc. and Fortune Viniculture. Recently, she has assumed the responsibility of overseeing all secretarial services concerning Elite Engineering Solutions, and is the personal assistant to Shaun Wyllie, the company’s Director of Operations.

Ms. Winn graduated from East High school in 1988. She then went on to work at a Reservations Network in Park City, Utah from 1988 until 1991. Her duties included typing, filing, reception and property management. In 1991 she moved to Salt Lake City and worked in the food service industry at The Red Lion Hotel, Harris and David’s Café, Dee’s Family Restaurant and at The Other Place Restaurant. In 2005, Ms. Winn became the Client Services Coordinator at the law firm of Ray Quinney and Nebeker in Salt Lake City until 2007 when she accepted a position at Adult Beverage Control Systems, supervising the Northern portion of the Salt Lake Valley until 2009.  Ms. Winn is the wife of Geoff Williams.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that that no reports were filed during the fiscal year 2013.

Code of Ethics

We currently do not have a code of ethics.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.

Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2013 and 2012.  Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.  We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration.  As of the date hereof, no person has accrued any compensation.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of April 12, 2013, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group. All share amounts reflect the 20 shares for one share forward stock split effected July 18, 2012. Unless otherwise noted, the address of each person below is c/o 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109.

Name and Address

  Amount and Nature of

    Percent

of Beneficial Owner

  Beneficial Ownership

  of Class(1)

     Directors and Officers

Geoff Williams *

2,000,000

33.3%

      5% Stockholders

Edward F. Cowle *

2,000,000

33.3%

H. Deworth Williams

684,000

16.7%

Blue Cap Development Corp.(2)

1,000,000

   11.4%

All directors and officers

2,000,000

33.3%

   a group (2 persons)

 *

Director and/or executive officer

Note:

Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)

Based upon 5,000,000 shares of common stock outstanding on April 12, 2013.

(2)

Blue Cap Development Corp. is a private Nevada corporation that is principally owned by Edward F. Cowle and H. Deworth Williams, who have voting and investment control over the company.

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

Two principals of Blue Cap, Edward F. Cowle and H. Deworth Williams, are principal stockholders of Westgate, owning approximately 59% of Westgate’s common stock prior to completion of the assignment agreement.  Because of the related nature of the parties to the transaction, Westgate endeavored to conduct an independent investigation of Blue Cap and the Claims and research the merits and value of acquiring the Claims.  The transaction has not been finalized as of the date hereof.

Westgate’s President, Geoff Williams, oversaw the investigation and consulted with outside advisors.  The company researched information and documents related to the Blue Cap Claims and consulted with other persons familiar with the properties and the industry.  Following the review of all available information, we determined that the acquisition of the Claims presented a unique opportunity for the company.  We also believe that the acquisition could be accomplished for a fair, negotiated consideration and the acquisition was in the best interest of our stockholders.

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

Audit Fees

Our current auditors, Sadler, Gibb & Associates, billed us $4,000 and $3,500 for the audit of our annual financial statements included in this annual report for the years ended December 31, 2013 and 2012, respectively.  They also billed us $4,000 for the review of our quarterly reports during 2013.

Audit Related Fees

For the year ended December 31, 2013 and 2012, there were no fees billed for assurance and related services by Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2013 and 2012, no fees were billed by our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

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

1

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

Dated:   April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

                 Title

      Date

April 14, 2014

/S/    GEOFF WILLIAMS

President, C.E.O. and director

Geoff Williams

Principal Financial Officer

Principal Accounting Officer

April 14, 2014

/S/    RACHEL WINN                                          Secretary and Director

Rachel Winn

29