Form 10-Q
period 2014-03-31
WESTGATE ACQUISITIONS CORP
filed 2014-05-15
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

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

Outstanding as of May __, 2014

Common Stock, $0.00001 par value

       6,000,000

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

8

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

9

Item 4(T).

Controls and Procedures

9

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

10

Item 1A.

Risk Factors

10

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3.

Defaults Upon Senior Securities

10

Item 4.

Mine Safety Disclosures

10

Item 5.

Other Information

10

Item 6.

Exhibits

11

Signatures

12

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at March 31, 2014, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2014 and 2013 and the period from September 8, 1999 (date of inception) to March 31, 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  Operating results for the period ended March 31, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash	$24,979	$25,021

Total Current Assets	24,979	25,021

TOTAL ASSETS	$24,979	$25,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$11,891	$12,793
Accrued interest - related party	31,726	29,263
Note payable - related party	101,901	99,886

Total Current Liabilities	145,518	141,942

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 6,000,000 shares issued and outstanding
at March 31, 2014 and December 31, 2013	60	60
Additional paid-in capital	43,157	41,657
Deficit accumulated during the development stage	(163,756)	(158,638)

Total Stockholders' Deficit	(120,539)	(116,921)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$24,979	$25,021

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2014	2013	2014

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	2,654	6,600	141,607

Total Operating Expenses	2,654	6,600	141,607

LOSS FROM OPERATIONS	(2,654)	(6,600)	(141,607)

OTHER EXPENSES

Impairment of mining claims	-	-	(17)
Gain on forgiveness of debt	-	-	9,595
Interest expense	(2,464)	(1,670)	(31,727)

Total Other Expenses	(2,464)	(1,670)	(22,149)

LOSS BEFORE INCOME TAXES	(5,118)	(8,270)	(163,756)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,118)	$(8,270)	$(163,756)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2014	2013	2014

OPERATING ACTIVITIES

Net loss	$(5,118)	$(8,270)	$(163,756)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	1,500	1,500	42,700
Expenses paid on Company's behalf
by a related party	2,015	-	76,831
Impairment of mining claims	-	-	17
Changes in operating assets and liabilities:
Change in accrued interest - related party	2,463	1,670	31,726
Change in accounts payable	(902)	5,100	11,891

Net Cash Used in Operating Activities	(42)	-	(591)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from note payable - related party		-	25,070
Common stock issued for cash	-	-	500

Net Cash Provided by Financing Activities	-	-	25,570

NET DECREASE IN CASH	(42)	-	24,979

CASH AT BEGINNING OF PERIOD	25,021	-	-

CASH AT END OF PERIOD	$24,979	$-	$24,979

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $101,901 and $99,866 at March 31, 2014, and December 31, 2013, respectively.  The balance in interest accrued on the note totaled $31,726 and $29,263 at March 31, 2014 and December 31, 2013, respectively.

NOTE 5 – CONTRIBUTED SERVICES

During the three months ended March 31, 2014 and 2013, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually or $1,500 for each period ended March 31, 2014 and 2013.

NOTE 6 – SIGNIFICANT EVENTS

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

NOTE 7 – SUBSEQUENT EVENTS

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

Results of Operations

We have not recorded any revenues since inception.  During the three month period ended March 31, 2014, we incurred a net loss of $5,118 compared to a $8,270 loss during the three months ended March 31, 2013.  The results for the three months ending March 31, 2014 are due to the increase in interest expense to $2,464 from $1,670 for the 2013 period, due to increased loans from stockholders, and the decrease in general and administrative expenses, from $6,600 for the three months ending March 31, 2013 to $2,654 for the three months ending March 31, 2014.  The decrease in expenses is due to reduced needs for professional services during the most recent period and cutting back expenses.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

At March 31, 2014 we had a note payable - related party of $101,901 compared to $99,886 at December 31, 2013.  Accrued interest on the related party note payable increased from $29,263 at December 31, 2013 to $31,726 at March 31, 2014, reflecting ongoing interest on the note payable.  Also, during this same period, accounts payable decreased from $12,793 to $11,891.

We expect to continue to rely on stockholders to pay expenses because we have no cash reserves or sources of revenues until we complete a merger with or acquisition of an operating business. There is no assurance that we will complete such a merger or acquisition or that our stockholders will continue indefinitely to pay our expenses.

At March 31, 2014, we had a stockholders’ deficit of $120,539 compared to a stockholders' deficit of $116,921 at December 31, 2013.  The increase in stockholders' deficit at March 31, 2014 is attributed to ongoing business expenses, particularly legal and accounting expenses, and increases in notes payable-related party and the interest thereon.

Plan of Operation

During the next nine months, we will continue to seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.  We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

This item is not required for a smaller reporting company.

Item 4(T). Controls and Procedures

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2014. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTGATE ACQUISITIONS CORPORATION

Date:  May 14, 2014

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

3