Form 10-Q
period 2014-06-30
WESTGATE ACQUISITIONS CORP
filed 2014-08-19
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014

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

   Yes  [X ]    No  [   ]

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

Outstanding as of August 19, 2014

Common Stock, $0.00001 par value

       6,000,000

0

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

9

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

11

Item 4.

Controls and Procedures

11

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

11

Item 1A.

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

13

1

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at June 30, 2014, related unaudited statements of operations, statements of cash flows for the three and six months ended June 30, 2014 and 2013 and the period from September 8, 1999 (date of inception) to June 30, 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  Operating results for the period ended June 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash	$24,937	$25,021

Total Current Assets	24,937	25,021

TOTAL ASSETS	$24,937	$25,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$5,470	$12,793
Accrued interest - related party	34,632	29,263
Note payable - related party	115,929	99,886

Total Current Liabilities	156,031	141,942

TOTAL LIABILITIES	$156,031	$141,942

STOCKHOLDERS' DEFICIT

Common stock;20,000,000 shares authorized at $0.00001
par value, 5,000,000 and 5,000,000 shares issued and outstanding
at June 30, 2014 and December 31, 2013 respectively	60	60
Additional paid-in capital	44,657	41,657
Deficit accumulated during the development stage	(175,811)	(158,638)

Total Stockholders' Deficit	(131,094)	(116,921)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$24,937	$25,021

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
(A Exploration Stage Company)
Condesnsed Statements of Operations
(Unaudited)
					From
					Inception on
					September 8,
	For the Three Months Ended		For the Six Months Ended		1999 Through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	9,149	5,497	11,803	10,035	150,756
Total Operating Expenses	9,149	5,497	11,803	10,035	150,756

LOSS FROM OPERATIONS	(9,149)	(5,497)	(11,803)	(10,035)	(150,756)

OTHER INCOME (EXPENSES)

Impairment of mining claims	-	-	-	-	(17)
Gain on forgiveness of accounts payable	-	-	-	9,595	9,595
Interest expense	(2,906)	(1,545)	(5,369)	(3,340)	(34,632)
Total Other Income (Expenses)	(2,906)	(1,545)	(5,369)	6,255	(25,054)

INCOME (LOSS) BEFORE INCOME TAXES	(12,055)	(7,042)	(17,172)	(3,780)	(175,810)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(12,055)	$(7,042)	$(17,172)	$(3,780)	$(175,810)

BASIC AND DILUTED GAIN (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000	5,000,000	6,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From
			Inception on
			September 8,
	For the Six Months Ended		1999 Through
	June 30,		June30,
	2014	2013	2014

OPERATING ACTIVITIES

Net loss	$(17,172)	$(3,780)	$(175,810)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	3,000	3,000	44,200
Expenses paid on Company's behalf
by a related party	16,043	3,500	90,859
Gain on forgiveness of accounts payable	-	(9,595)	-
Impairment of mining claims	-	-	17
Changes in operating assets and liabilities:
Change in accrued interest - related party	5,369	3,340	34,632
Change in accounts payable	(7,324)	3,535	5,469

Net Cash Used in Operating Activities	(84)	-	(633)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from note payable - related party			25,070
Common stock issued for cash	-	-	500

Net Cash Provided by Financing Activities	-	-	25,570

NET INCREASE (DECREASE) IN CASH	(84)	-	24,937
CASH AT BEGINNING OF PERIOD	25,021	-	-

CASH AT END OF PERIOD	$24,937	$-	$24,937

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

1

WESTGATE ACQUISITIONS CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

June 30, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the operating results for the full years.

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

2

WESTGATE ACQUISITIONS CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

June 30, 2014 and December 31, 2013

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $115,929 and $99,886 at June 30, 2014, and December 31, 2013, respectively.  The balance in interest accrued on the note totaled $34,632 and $29,263 at June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014 and 2013, Company shareholders performed services valued at $3,000 in each period, which have been recorded as a contribution to capital.

NOTE 5 – SIGNIFICANT EVENTS

Pursuant to an agreement to acquire certain mining claims dated July 13, 2013, certain shareholders agreed to contribute 1,250,000 shares of the Company’s common stock back to the Company, which the Company then cancelled. In addition, the Company authorized and consummated a forward stock-split of the Company’s issued and outstanding shares on twenty (20) shares to one (1) share basis. All references to common stock in these financial statements have been retroactively restated to incorporate the effect of this stock-split.  In addition to the cancellation of shares and the forward stock-split, the Company authorized the issuance of 1,000,000 post-split common shares as consideration of the claims to be acquired.  As of June 30, 2014, the acquisition of the mining claims has not been completed and the shares have not been issued.  The closing of the transaction is pending certain additional due diligence, which the Company anticipates will be concluded during 2014.

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

Westgate Acquisitions Corporation (“Westgate”) is an exploration stage company with limited operations.  Expenses associated with operating our business, including preparing and filing this and other reports with the SEC, have been paid for by advances from stockholders.  We anticipate that necessary future funds to maintain corporate viability will most likely be provided by officers, directors or principal stockholders or from private sales of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to the company, or at all.

Results of Operations

We have not recorded any revenues since inception.  During the three-month period ended June 30, 2014 (“second quarter”), we incurred a net loss of $12,055 compared to a net income of $4,490 loss during the second quarter of 2013.  The increased net loss was due primarily to an increase in general and administrative expenses from $3,435 for the second quarter of 2013 to $9,149 for the 2014 period, attributed to increased professional services.  Additionally, interest expense increased from $1,670 for the second quarter of 2013 to $2,906 for the second quarter of 2014, reflecting increased loans from stockholders.

During the six month period ended June 30, 2014, we incurred a net loss of $17,172 compared to a $3,780 loss during the six months ended June 30, 2013.  The 2014 result is primarily attributed to a $9,595 gain on forgiveness of accounts payable recorded during the six months ended June 30, 2013.  Also, during the six months ended June 30, 2014, general and administrative expenses increased to $11,803 from $10,035 for the 2013 period. Additionally, interest expense increased to $5,369 during the six months ended June 30, 2014 from $3,340 during the comparable 2013 period, attributed to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Liquidity and Capital Resources

Cash on hand at June 30, 2014 was $24,937 compared to $25,021 at December 31, 2013.  Our cash was derived from loans from stockholders. At June 30, 2014 we had a note payable - related party of $115,929 compared to $99,886 at December 31, 2013.  Accrued interest on the related party note payable increased from $29,263 at December 31, 2013 to $34,632 at June 30, 2014, reflecting ongoing interest on the note payable.  Also, during this same period, accounts payable decreased from $12,793 to $5,470 due to payment of expenses by related parties.

Because we currently have no operating revenues, for the immediate future we expect to continue to rely on existing cash reserves to conduct business activities.  There is no assurance that our stockholders will continue indefinitely to provide additional funds or pay our expenses.  It is most likely the only other source of funding future operations will be through the private sale of securities, either equity or debt.

At June 30, 2014, we had a stockholders’ deficit of $131,094 compared to a stockholders' deficit of $116,921 at December 31, 2013.  The increase in stockholders' deficit at June 30, 2014 is attributed to ongoing business expenses, particularly legal and accounting expenses, and increases in notes payable-related party and the interest thereon.

Plan of Operation

On December 12, 2013, we finalized the acquisition from Blue Cap Development Corp. of certain mining and/or mineral claims and/or leases located in Lincoln County, New Mexico. We are classified or considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have no known mineral reserves and our proposed preliminary studies of the Claims is exploratory in nature.

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

Forward-Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. We believe the expectations reflected in these forward-looking statements are reasonable, however such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

This item is not required for a smaller reporting company.

Item 4. Controls and Procedures

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2014. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

0

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

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTGATE ACQUISITIONS CORPORATION

Date:  August 19, 2014

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

2