Form 10-K/A
period 2013-12-31
WESTGATE ACQUISITIONS CORP
filed 2014-08-27
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

FORM 10-K/A

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

The number of shares of the registrant’s common stock outstanding as of August 27, 2014 was 6,000,000

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

14

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure

23

Item 9A.

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

27

PART  IV

Item 15.

Exhibits, Financial Statement Schedules.

27

Signatures

30

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Westgate Acquisitions Corporation, amends the Form 10-K for the year ended December 31, 2013 filed with the SEC on April 14, 2014.  This Amended Form 10-K is being filed to revise certain portions of the report in response to comments issued by the SEC. No other material changes or additions are being made hereby except to update the report as necessary.

PART I

Item 1.

Business.

Business Development

History

Westgate Acquisitions Corporation is an exploration stage company incorporated on September 8, 1999 under the laws of the State of Nevada.  On November 30, 1999, the Company filed with the SEC a registration statement on Form SB-2 under the Securities Act of 1933 to register the Company’s outstanding shares.  The registration statement was subsequently abandoned.

On December 12, 2013, we finalized the acquisition from Blue Cap Development Corp. of certain mining and/or mineral claims and/or leases located in Sections 15, 16, 21 22, 23, 26, and 27, T 8S and T9S, R15E, in the New Mexico Principal Meridian, Lincoln County, New Mexico (the “Claims”).  Initially we were to acquire certain other claims located in the vicinity of the acquired Claims, but our final agreement with Blue Cap substituted the Claims described above.  According to SEC Industry Guide No. 7, we are classified or considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have no known mineral reserves and our proposed preliminary studies of the Claims is exploratory in nature.

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

Current Business

Following the acquisition of the Claims we have become engaged in the mineral exploration business.  We are developing a plan to commence an exploration program for the possibility of deposits of rare earth elements on the Claims.  Rare earth elements are essential for a diverse and expanding array of high-technology applications and for many current and emerging alternative energy technologies, such as electric vehicles, energy-efficient lighting, and wind power.  Examples of products that use rare earth elements are computer hard drives, smart phones, TV screens and wind turbines.  Rare earth elements are also critical for a number of key defense systems such as lasers, radar, missile-guidance systems and other electronics. Management anticipates that the company will need to secure adequate funding to implement an exploration program. There can be no assurance that we will be able to secure the necessary funding to fulfill our goals, or that any future funding will be available on terms favorable to the company, or at all.

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

Exploration of Properties

Our mineral lease properties are located 7 miles northeast of Capitan, in Lincoln County, New Mexico (the “Capitan Property”).  The area is generally characterized by an average elevation of approximately 5500 feet and is made up of gentle rising hills and ridges to about 6200 feet to the west and 5600 feet to the east. The ridges and elevation decrease to the south to an elevation of 5800 feet. The highest elevation in the district is Polvadera Mountain at an elevation of  7292 feet, located approximately 6000 feet due North West of our claims.

Terrain

The terrain is moderate rolling to steep, heavily vegetated with grass, juniper, pine, carrizo, and several species of cactus. Exfoliated Alaskite forms talus slopes of cobble to boulder size. Outcrop composes approximately 40% of the claim block, with the remainder composed of loose talus, dirt and cobble sized cover. The elevation varies from 6500 feet on the south and southeast, to nearly 8200 feet in the north and northwest.

All of our claims are located in seven blocks in a semi-remote area with no infrastructure in place.  The only access to the properties is by historic gravel or dirt roads and trails.  There is no current access to water or power, although we do not foresee a need during the first phases of exploration.  Typically, all contract personnel carry their own water and have portable generators for their operations, including phase two drill programs.  Drilling operators supply tanker trucks for their water needs.

In the event an ore body is discovered as a result of our exploration programs, significant additional funding would be necessary to proceed.  In order to satisfy this need, we anticipate seeking a strategic partnership or joint venture with a much larger mining company in order to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using stand-alone large generator systems to provide necessary power. It is our intent to remain an exploration company and to seek a partner to further explore and operate our properties.  Presently, there can be no assurance that we will discover minerals in a commercially viable amount or that we would be able to secure a strategic partner to provide necessary funding to become operational.

Regulatory Requirements

In order to maintain the company’s claims and/or leases, we must make annual maintenance fee payments to the Bureau Land Management (“BLM”) and State of New Mexico, due the 1st of September of each year.  Payment to the BLM is $155 per claim. We currently own 8 BLM mineral leases.

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

Maps of Properties

The following are maps (figure 1) and pictures of the company’s properties.

DeLORME

XMap®/GIS Editor

3
4
Prospect
5
Prospect
6
7
8
9
10
11
12
14
15
16
Prospect
16
15
21
22
C A P I T
8027
7600
7821
8600
8600
7800
7165
6744
Thorium
Canyon
Canyon
JEEP
TRAIL
Uranium
Bills
Canyon
Canyon
Buck
JEEP
TRAIL

# MINING CLAIM MAP

## CAP 3-12, 14-16 Lode Mining Claims

Located in Sections 15,16,21,22,23,26, and 27, T8S R15E, New Mexico Principal Meridian Lincoln County New Mexico

The type of corner and location monuments used: 2"x2" wooden posts

Locator:
USRE
2681 Parleys Way Ste 204
Salt Lake City UT 84109

Located: May 2010

Data use subject to license.
© 2004 DeLorme. XMap®/GIS Editor.
www.delorme.com

TN
MN (0.0°E)

Scale 1 : 19,200

1" = 1,600.0 ft

Data Zoom 13-4

History of Claims

Property Location and Description:

The Capitan Property is situated on approximately 165 acres located 7 miles northeast of Capitan, in Lincoln County, New Mexico, in Sections 15, 16, 21 22, 23, 26, and 27, T 8S and T9S, R15E, New Mexico Principal Meridian. The property consists of 32 lode mining claims, CAP 3-12, 14-31, and 34. The claims block is located on public land under the administration of the USFS. The Capitan Property is bounded by state and private land to the south. (figure 1., property map). A long history of mining is associated with the area. Historic mines are found throughout Lincoln and adjoining counties. It should be noted that we have no known mineral reserves and our initial studies of the Claims is exploratory in nature.

Geology:

The Capitan Mountains are an East-West trending range composed of Alaskite, an alkaline feldspar granitoid, which hosts thorium rich mineralization in the form of Thorite. (Griswold, 1959). The claim block is generally underlain by relatively homogeneous Alaskite, which in field sample is off white to pink, fine to medium grained rock, primarily composed of plagioclase with minor quartz and biotite, Mineralization occurs in the form of veins and zones hosted in the Alaskite country rocks.

Minex Exploration was engaged to stake our Claims and preform preliminary geologic assessment of the Capitan Property. Geologic work includes vein identification and mapping, representative outcrop and float sampling, vein rock assaying using Radiation Solutions RS-125, and mapping of structural and lithologic details. Veins are recognizable in hand specimen and via scintillometer readings. The veins are randomly oriented throughout the claim block, and range from less than 1 cm to over 1.5 m width, and a strike length of and from 10cm to 10 meters.  Zones of radioactivity were identified using the scintillometer only, as there was no outcrop. These zones could possibly represent a buried vein or the complete erosion of a thorium rich vein and assimilation into the surrounding country rock. Field assay results were representative of the contacts between the host rock which was generally non-radioactive, and the distinct secondary intrusive suite of thorite bearing veins.  Nineteen rock samples were collected and are representative of the vein extent on the Capitan Property.  Preliminary assay results indicated a presence of Uranium and Thorium, although these results should not be considered conclusive.

Because we currently lack the requisite funds to fully explore our mineral claims, we will have to obtain additional funding to fully complete our business plan.  In order to raise capital, the most likely method available to us would be the private sale of securities.  Because we are an exploration stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender.  There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.  It may be necessary for officers, directors or principal stockholders to advance funds and we intend to hold expenses to a minimum and accrue expenses as possible until such time as adequate funding is secured. Further, directors and officers will defer any compensation until such time as our business warrants and adequate funds are available.  As of the date hereof, we have not made any arrangements or definitive agreements for additional funding.

We do not intend to hire employees in the immediate future, with the possible exception of part-time clerical assistance on an as-needed basis.  Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis.  Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.  Also, we do not anticipate making any significant capital expenditures until we can successfully complete an acquisition or merger.

In the event our exploration program is successful and an ore body is discovered, significant additional funding would be necessary to proceed.  In order to satisfy this need, we anticipate seeking a strategic partnership or joint venture with a much larger mining company in order to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using stand-alone large generator systems to provide necessary power. It is our intent to remain an exploration company and to seek a partner to further explore and operate our properties.  Presently, there can be no assurance that we will discover minerals in a commercially viable amount or that we would be able to secure a strategic partner to provide necessary funding to become operational.

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

We anticipate that exploration on our properties will be conducted as Phase One (A) and Phase One (B). Because we are an exploration stage company, we have no known mineral reserves and the preliminary studies of our Claims will be exploratory in nature.

Phase One (A)

Goal:  Review existing work, check filing status (county, BLM), property visit, Geochem sampling grid pattern for target identification and comprehensive property assessment, preliminary geology map, Plan of Operations completion.

Phase One (A) – Estimated Exploration Costs:

•

Office: Publication review, filing review, phone work. Geologist 6 hrs

$     450

•

Field: 10 days

-Geologist+Field Assistant. [geo-$500/day, tech-$300/day for 10 days

$  8,000

-Lodging [2 rooms Carizozo, 8 nights

$  1,100

-Flights [two round trip avg.]

$  1,200

-Contingency[10%]

$  1,100

•

Supplies

-Truck Rental[10 days at avg. of $175/day]

$  1,750

-ATV Rental[10 days at $100/day]

$  1,000

-Analytical tools [xrf, scintillometer, etc.]

$  1,000

-Sample bags [rock and soil geochem bags]

$     100

-Miscellaneous supplies [as needed]

$     400

•

Analysis

-Blanks and Standards [1 blank, 2 standards]

$     250

-Shipping costs [to lab or return]

$     250

-Analysis [~300 samples at ~$10/sample]

$  3,000

•

Reporting and Research

-Report final, Phase One (A)

-Geology report

-Updated maps

-Assay data plotted/contoured

-Data base completed

-Geologist, office time-~20 hrs.

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

-Mechanical trenching,~1000 ft.

-Geologist and assistant [3 days at $800/day] **

$  2,400

-Geological mapping and map production

-Geologist [5 days at $500/day] **

$  2,500

-Sampling

-Further infill sampling based on Phase I (A) results

$     500

•

Supplies

-Trackhoe rental, Kubota KX91 or equivalent

[6 days at $300/day]

$  1,800

-Sampling supplies [as needed]

$     400

-Truck Rental [10 days at avg. of $175/day]

$  1,750

-ATV Rental [10 days at $100/day]

$  1,000

-Contingency [10%]

$  1,100

•

Analysis

- Analysis [~150 samples at ~$10/sample]

$  1,500

-Shipping

$     250

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

Competition

The exploration for and exploitation of mineral reserves is highly competitive with many local, national and international companies in the marketplace. We must compete against several established companies in the industry that are better financed and/or who have closer working relationships with productive mining companies. We will most likely seek a strategic relationship with a more established and larger mining company to provide assistance, if exploration results so warrant. We have not entered into any agreements with any third parties to produce any minerals from our property, nor have we identified any potential partners in that regards, nor is there any assurance we will be able to secure such agreements. If we are unable to identify and/or partner with any third parties to assist us in attaining “production grade” minerals, we will likely be unsuccessful in producing any such minerals.

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

Any exploration or ultimate production on United States Federal land will have to comply with the Federal Land Management Planning Act, which has the effect generally of protecting the environment. Any exploration or ultimate production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts vary on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

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

Industry Segments

No information is presented regarding industry segments.  We are presently an exploration stage company engaged in the mineral exploration business and considered an exploration stage mining company.  Reference is made to the statements of income included in this Form 10-K for a report of our operating history for the past two fiscal years.

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

We are considered an exploration stage company with limited assets and operations.  Ongoing expenses, including the costs associated with the preparation of reports and filing with the SEC, have been paid for by advances from a stockholder, which are evidenced on our financial statements as payable-related party.  It is anticipated that we will require only minimal capital to maintain our corporate viability.  Additional necessary funds will most likely be provided by officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available.  However, unless we are able to facilitate an acquisition of or merger with an operating business or able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $62,319 as of December 31, 2013.  This loss carry forward may be offset against future taxable income through the year 2033.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2013 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 8.

Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2013 and 2012 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C, independent registered public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 10, 2014

WESTGATE ACQUISITIONS CORPORATION
(An Exploration Stage Company)
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
(An Exploration Stage Company)
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

WESTGATE ACQUISITIONS CORPORATION
(An Exploration Stage Company)
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
(An Exploration Stage Company)
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

 (An Exploration Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Westgate Acquisitions Corporation (The Company) was organized on September 8, 1999, under the laws of the State of Nevada. The Company is an exploration stage company and has not commenced principle operations as of the balance sheet date.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2013	December 31, 2012
Income tax expense at statutory rate	$ (9,381)	$ (9,633)
Contributed services	2,340	2,340
Impairment of mining claims	7	-
Change in valuation allowance	7,034	7,293
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	December 31, 2013	December 31, 2012
NOL carryover	$ (61,764)	$ (52,382)
Contributed capital	16,068	13,728
Impairment of mining claims	7	-
Change in valuation allowance	45,689	38,654
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $61,764 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

 44

President, CEO and Director

Rachel Winn

 43

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of August 27, 2013, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group. All share amounts reflect the 20 shares for one share forward stock split effected July 18, 2012. Unless otherwise noted, the address of each person below is c/o 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109.

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

(1)

Based upon 5,000,000 shares of common stock outstanding on August 27, 2014.

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

Dated:   August 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

                 Title

      Date

August 27, 2014

/S/    GEOFF WILLIAMS

President, C.E.O. and director

Geoff Williams

Principal Financial Officer

Principal Accounting Officer

August 27, 2014

/S/    RACHEL WINN

Secretary and Director

Rachel Winn

11