Form 10-K/A
period 2013-12-31
WESTGATE ACQUISITIONS CORP
filed 2014-10-27
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

The number of shares of the registrant’s common stock outstanding as of October 27, 2014 was 6,000,000

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

Item 13. Certain Relationships and Related Transactions and Director Independence 26

Item 14. Principal Accounting Fees and Services 27

PART  IV

Item 15. Exhibits, Financial Statement Schedules. 27

Signatures 30

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for Westgate Acquisitions Corporation, amends the Form 10-K for the year ended December 31, 2013 filed with the SEC on April 14, 2014, and Amendment No. 1 to the Form 10-K filed on August 27, 2014.  This Amended Form 10-K is being filed to revise certain portions of Item 1 in response to comments issued by the SEC. No other material changes or additions are being made hereby except to update the report as necessary.

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

On December 12, 2013, we finalized the acquisition from Blue Cap Development Corp. of certain mining and/or mineral claims and/or leases located in Sections 15, 16, 21, 22, T 8 S, R 15 E, in the New Mexico Principal Meridian, Lincoln County, New Mexico (the “Claims”).  Initially we were to acquire certain other claims located in the vicinity of the acquired Claims, but our final agreement with Blue Cap substituted the Claims described above.  According to SEC Industry Guide No. 7, we are classified or considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have no known mineral reserves and our proposed preliminary studies of the Claims is exploratory in nature.

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

All of our claims are located in four blocks in a semi-remote area with no infrastructure in place.  The only access to the properties is by historic gravel or dirt roads and trails.  There is no current access to water or power, although we do not foresee a need during the first phases of exploration.  Typically, all contract personnel carry their own water and have portable generators for their operations, including phase two drill programs.  Drilling operators supply tanker trucks for their water needs.

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
9
10
11
12
Prospect
14
15
16
16
15
21
22
CAPIT
Thorium
Canyon
Canyon
Uranium
JEEP TRAIL
Bills
Canyon
Buck
Canyon
JEEP TRAIL
8027
7600
7821
6744
8800
8600
7165

MINING CLAIM MAP
CAP 3-12, 14-16 Lode Mining Claims

Located in Sections 15,16,21,22,23,26, and 27, T8S
R15E, New Mexico Principal Meridian
Lincoln County New Mexico

The type of corner and location monuments used:
2"x2" wooden posts

Locator:
USRE
2681 Parleys Way Ste 204
Salt Lake City UT 84109 Located: May 2010

Data use subject to license.
© 2004 DeLorme. XMap®/GIS Editor.
www.delorme.com

TN
MN (0.0°E)

Scale 1 : 19,200

1" = 1,600.0 ft Data Zoom 13-4

History of Claims

Property Location and Description:

The Capitan Property is situated on approximately 165 acres located 7 miles northeast of Capitan, in Lincoln County, New Mexico, in Sections 15, 16, 21 and 22, Township 8 South, Range 15 East, New Mexico Principal Meridian. The property consists of 8 lode mining claims, CAP 3-10. The claims block is located on public land under the administration of the USFS. The Capitan Property is bounded by state and private land to the south. (figure 1., property map). A long history of mining is associated with the area. Historic mines are found throughout Lincoln and adjoining counties. It should be noted that we have no known mineral reserves and our initial studies of the Claims is exploratory in nature.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of October 27, 2014, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group. All share amounts reflect the 20 shares for one share forward stock split effected July 18, 2012. Unless otherwise noted, the address of each person below is c/o 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109.

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

(1) Based upon 5,000,000 shares of common stock outstanding on October 27, 2014.

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

      10.2 First Addendum to Assignment Agreement

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

Dated:   October 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title        Date

October 27, 2014

/S/    GEOFF WILLIAMS                    President, C.E.O. and director

Geoff Williams Principal Financial Officer

Principal Accounting Officer

October 27, 2014

/S/    RACHEL WINN                              Secretary and Director

Rachel Winn