Form 10-Q
period 2014-09-30
WESTGATE ACQUISITIONS CORP
filed 2014-11-14
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                        Class                                                         Outstanding as of November 14, 2014

            Common Stock, $0.00001 par value                                              6,000,000

TABLE OF CONTENTS

Heading                                                                                                                                  Page

                                         PART  I    —   FINANCIAL INFORMATION

Item 1.      Financial Statements.........................................................................................        3

Item 2.      Management's Discussion and Analysis of Financial Condition and Results

                                             PART II   —   OTHER INFORMATION

PART  I   —   FINANCIAL INFORMATION

Item 1.       Financial Statements

      The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at September 30, 2014, related unaudited statements of operations, statements of cash flows for the three and nine months ended September 30, 2014 and 2013 and the period from September 8, 1999 (date of inception) to September 30, 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  Operating results for the period ended September 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash	$24,895	$25,021

Total Current Assets	24,895	25,021

TOTAL ASSETS	$24,895	$25,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$6,514	$12,793
Accrued interest - related party	38,300	29,263
Note payable - related party	118,304	99,886

Total Current Liabilities	163,118	141,942

TOTAL LIABILITIES	$163,118	$141,942

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 6,000,000 and 6,000,000 shares issued and outstanding
at September 30, 2014 and December 31, 2013 respectively	60	60
Additional paid-in capital	46,157	41,657
Accumulated deficit	(184,440)	(158,638)

Total Stockholders' Deficit	(138,223)	(116,921)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$24,895	$25,021

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
Condesnsed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	4,962	7,820	16,765	17,855
Total Operating Expenses	4,962	7,820	16,765	17,855

LOSS FROM OPERATIONS	(4,962)	(7,820)	(16,765)	(17,855)

OTHER EXPENSES

Gain on forgiveness of debt	-	-	-	9,595
Interest expense	(3,668)	(1,670)	(9,037)	(5,010)
Total Other Expenses	(3,668)	(1,670)	(9,037)	4,585

LOSS BEFORE INCOME TAXES	(8,630)	(9,490)	(25,802)	(13,270)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(8,630)	$(9,490)	$(25,802)	$(13,270)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED	6,000,000	5,000,000	6,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

OPERATING ACTIVITIES

Net loss	$(25,802)	$(13,270)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	4,500	4,500
Expenses paid on Company's behalf
by a related party	18,418	5,000
Gain on forgiveness of accounts payable	-	(9,595)
Changes in operating assets and liabilities:
Change in accrued interest - related party	9,036	5,010
Change in accounts payable	(6,278)	8,390

Net Cash Used in Operating Activities	(126)	35

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from note payable - related party
Common stock issued for cash	-	-

Net Cash Provided by Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	(126)	35
CASH AT BEGINNING OF PERIOD	25,021	-

CASH AT END OF PERIOD	$24,895	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

WESTGATE ACQUISITIONS CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

WESTGATE ACQUISITIONS CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2014 and 2013.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of September 30, 2014.

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at ten percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $118,304 and $99,886 atSeptember 30, 2014, and December 31, 2013, respectively.  The balance in interest accrued on the note totaled $38,300 and $29,263 at September 30, 2014and December 31, 2013, respectively.

During the nine months ended September 30, 2014 and 2013, Company shareholders performed services valued at $4,500 in each period, which have been recorded as a contribution to capital.

WESTGATE ACQUISITIONS CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

NOTE 5 – SIGNIFICANT EVENTS

Pursuant to an agreement to acquire certain mining claims dated July 13, 2013, certain shareholders agreed to contribute 1,250,000 shares of the Company’s common stock back to the Company, which the Company then cancelled. In addition, the Company authorized and consummated a forward stock-split of the Company’s issued and outstanding shares on twenty (20) shares to one (1) share basis. All references to common stock in these financial statements have been retroactively restated to incorporate the effect of this stock-split.  In addition to the cancellation of shares and the forward stock-split, the Company authorized the issuance of 1,000,000 post-split common shares as consideration of the claims to be acquired.  As of September 30, 2014, the acquisition of the mining claims has not been completed and the shares have not been issued.  The closing of the transaction is pending certain additional due diligence, which the Company anticipates will be concluded during 2014.

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

      Westgate Acquisitions Corporation (“Westgate”) is an exploration stage company reflecting the acquisition of certain mining and/or mineral claims in December 2013.  Ongoing operating expenses, including preparing and filing this and other reports with the SEC, have historically been paid for by advances from stockholders.  We anticipate that necessary future funds to maintain corporate viability will most likely be provided by officers, directors or principal stockholders or from private sales of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to the company, or at all.

Results of Operations

      Westgate has not recorded revenues since inception.  During the three-month period ended September 30, 2014 (“third quarter”), we incurred a net loss of $8,630 compared to a $9,490 loss during the third quarter of 2013.  The decreased net loss was due primarily to a decrease in general and administrative expenses from $7,820 for the third quarter of 2013 to $4,962 for the 2014 period, reflecting a decrease in professional services.  Additionally, interest expense increased from $1,670 for the third quarter of 2013 to $3,668 for the third quarter of 2014, due to increased loans from stockholders.

      During the nine month period ended September 30, 2014, we incurred a net loss of $25,802 compared to a $13,270 loss during the nine months ended September 30, 2013.  The 2014 result is primarily attributed to a $9,595 gain on forgiveness of accounts payable recorded during the nine months ended September 30, 2013.  Also, during the nine months ended September 30, 2014, general and administrative expenses decreased to $16,765 from $17,855 for the 2013 period. Additionally, interest expense increased to $9,037 during the nine months ended September 30, 2014 from $5,010 during the comparable 2013 period, attributed to increased loans from stockholders.

      In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Liquidity and Capital Resources

      Cash on hand at September 30, 2014 was $24,895 compared to $25,021 at December 31, 2013.  Our cash was derived from loans from stockholders. At September 30, 2014 we had a note payable - related party of $118,304 compared to $99,886 at December 31, 2013.  Accrued interest on the related party note payable increased from $29,263 at December 31, 2013 to $38,300 at September 30, 2014, reflecting ongoing interest on the note payable.  Also, during this same period, accounts payable decreased from $12,793 to $6,515 due to payment of expenses by related parties.

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

      At September 30, 2014, we had a stockholders’ deficit of $138,223 compared to a stockholders' deficit of $116,921 at December 31, 2013.  The increase in stockholders' deficit at September 30, 2014 is attributed to ongoing business expenses, particularly legal and accounting expenses, and increases in notes payable-related party and the interest thereon.

Plan of Operation

On December 12, 2013, we finalized the acquisition of certain mining and/or mineral claims and/or leases located in Lincoln County, New Mexico. Accordingly, we are classified or considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have no known mineral reserves on our properties and our proposed preliminary studies of the Claims is intended to be exploratory in nature.

Our current plan of operation reflects our objectives and anticipated growth for the next 12 months and beyond, identifying cash requirements to fulfill our business objectives.  We will need to raise additional funds during the next 12 months to complete our exploration commitments and to pay for general business and operating expenses. We believe current funds are sufficient to complete requisite initial geological reports as well as cover general and administrative expenses for at least the next six months.  However, we estimate that we will need up to an additional $50,000 during the next twelve months to complete the second phase of exploration and to commence an exploration program on our properties including the cost to exercise the option to acquire the additional claims and general expenses.  Management plans to explore a possible private placement of our securities and/or debt financing to raise the additional fund, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

If we are able to complete our planned initial exploration programs and successfully identify a mineral deposit, we will need substantial additional funds for drilling and engineering studies to determine whether any identified mineral deposit is commercially viable. If we are unable to raise additional funds for this work or secure a strategic partner, we would be unable to proceed, even if a mineral deposit is discovered and is believed to be commercially viable.

Our business plan calls for exploration on our properties to be conducted as Phase One (A) and Phase One (B). Total exploration expenditures for Phase One (A) and Phase One (B) are expected to be approximately $35,800. We currently have approximately $25,000 in available funds. Management will assess each phase of our proposed exploration to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will most likely suspend operations on the property. In that event, we would need to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

Historically, we have incurred operating losses and we will not be able to exist indefinitely without securing additional operating funds. In the view of our independent auditors, we will require additional funds to maintain operations and these conditions raise substantial doubt about our ability to continue as a going concern.

         We do not anticipate conducting any product research or development over the next 12 months. Also, we do not expect to make any major equipment purchasers or make any significant capital expenditures in the immediate future unless we have the necessary funds. We do not have employees and do not expect to add employees over the next 12 months, except for part-time clerical assistance on an as-needed basis and possibly engaging outside advisors or consultants as requisite funds are available. We anticipate that our current management team will satisfy our everyday operating requirements for the foreseeable future.

      Because we currently have limited cash, it may be necessary for officers, directors or stockholders to advance funds and we will most likely accrue expenses until a funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, we expect directors to defer any compensation until such time as we have sufficient funds.  We have not yet entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

      As it is most likely we will need to obtain outside financing, possibly the only method available would be the private sale of securities. It is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender.  There can be no assurance that we will be able to obtain necessary additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

Forward-Looking and Cautionary Statements

      This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statement, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. We believe the expectations reflected in these forward-looking statements are reasonable, however such expectations cannot guarantee future results, levels of activity, performance or achievements.

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

      As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

      Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2014. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                                                  WESTGATE ACQUISITIONS CORPORATION

Date:  November 14, 2014                                                By:  /S/   Geoff Williams

                                                                                          Geoff Williams

                                                                                          President, C.E.O. and Director

                                                                                          (Principal Accounting Officer)