Form 10-K
period 2014-12-31
WESTGATE ACQUISITIONS CORP
filed 2015-03-31
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   [ X ]             Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes [  ]   No [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2014, the last business day of the registrant’s most recently completed fiscal year, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2014 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the registrant’s common stock outstanding as of March 27, 2015 was 6,000,000

DOCUMENTS INCORPORATED BY REFERENCE

        A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

WESTGATE ACQUISITIONS CORPORATION

TABLE OF CONTENTS

                                                                                                                                                                                                        Page

PART  I

PART  II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

                  Purchases of Equity Securities..............................................................................      10

Item 6.       Selected Financial Data.........................................................................................      12

Item 7.       Management's Discussion and Analysis of Financial Condition and

Item 9.       Changes in and Disagreements with Accountants on Accounting

PART  III

Item 10.     Directors, Executive Officers and Corporate Governance....................................      24

Item 11.     Executive Compensation......................................................................................      25

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related

PART  IV

Item 15.     Exhibits, Financial Statement Schedules...............................................................      27

                  Signatures.............................................................................................................      30

PART I

Item 1.       Business.

Business Development

      History

      Westgate Acquisitions Corporation is an exploration stage company incorporated on September 8, 1999 under the laws of the State of Nevada.  On November 30, 1999, the company filed with the SEC a registration statement on Form SB-2 under the Securities Act of 1933 to register the Company’s outstanding shares.  The registration statement was subsequently abandoned. On February 6, 2008, the company filed a registration statement on Form 10 under the Securities Exchange Act of 1934.

On December 12, 2013, we finalized the acquisition from Blue Cap Development Corp. of certain mining and/or mineral claims and/or leases located in Sections 15, 16, 21, 22, T 8 S, R 15 E,in the New Mexico Principal Meridian, Lincoln County, New Mexico (the “Claims”).  Initially we were to acquire certain other claims located in the vicinity of the acquired Claims, but our final agreement with Blue Cap substituted the Claims described above.  According to SEC Industry Guide No. 7, we are classified or considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have no known mineral reserves and our proposed preliminary studies of the Claims is exploratory in nature.

In anticipation of acquiring the Claims, on July 13, 2012 our Board of Directors unanimously approved a forward split of our 1.5 million issued and outstanding shares of common stock on a twenty (20) shares for one (1) share basis.  Contemporaneous with the forward stock split, which became effective on July 18, 2012, three principal stockholders, Edward F. Cowle, H. Deworth Williams and Geoff Williams, agreed to contribute back to the company for cancellation an aggregate of 1,250,000 pre-split shares of common stock. Following the forward stock split and share cancellation, we had 5.0 million shares of common stock issued and outstanding.

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

      Current Business

      Following the acquisition of the Claims we have become engaged in the mineral exploration business.  We are developing an exploration program to search for possible deposits of rare earth elements on the Claims.  Rare earth elements are essential for a diverse and expanding array of high-technology applications and for many current and emerging alternative energy technologies, such as electric vehicles, energy-efficient lighting, and wind power.  Examples of products that use rare earth elements are computer hard drives, smart phones, TV screens and wind turbines.  Rare earth elements are also critical for a number of key defense systems such as lasers, radar, missile-guidance systems and other electronics. Management anticipates that the company will need to secure adequate funding to implement an exploration program. There can be no assurance that we will be able to secure the necessary funding to fulfill our goals, or that any future funding will be available on terms favorable to the company, or at all.

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

All of the Claims are located in four blocks in a semi-remote area with no infrastructure in place.  The only access to the properties is by historic gravel or dirt roads and trails.  There is no current access to water or power, although we do not foresee a need during the first phases of exploration.  Typically, all contract personnel carry their own water and have portable generators for their operations, including phase two drill programs.  Drilling operators supply tanker trucks for their water needs.

In the event an ore body is discovered as a result of our exploration programs, significant additional fundings would be necessary to proceed.  In order to satisfy this need, we anticipate seeking a strategic partnership or joint venture with a much larger mining company in order to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using stand-alone large generator systems to provide necessary power. It is our intent to remain an exploration company and to seek a partner to further explore and operate our properties.  Presently, there can be no assurance that we will discover minerals in a commercially viable amount or that we would be able to secure a strategic partner to provide necessary funding to become operational.

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

Phase One (A) – Estimated Exploration Costs:

•         Office: Publication review, filing review, phone work. Geologist 6 hrs.          $     450

•         Field: 10 days

-Geologist+Field Assistant. [geo-$500/day, tech-$300/day for 10 days           $  8,000

-Lodging [2 rooms Carizozo, 8 nights                                                  $  1,100

-Flights [two round trip avg.]                                                               $  1,200

-Contingency [10%]                                                                            $  1,000

•         Supplies

-Truck Rental [10 days at avg. of $175/day]                                       $  1,750

-ATV Rental [10 days at $100/day]                                                     $  1,000

-Analytical tools [xrf, scintillometer, etc.]                                            $  1,000

-Sample bags [rock and soil geochem bags]                                         $     100

-Miscellaneous supplies [as needed]                                                    $     400

•         Analysis

-Blanks and Standards [1 blank, 2 standards]                                      $     250

-Shipping costs [to lab or return]                                                                      $     250

-Analysis [~300 samples at ~$10/sample]                                            $  3,000

•         Reporting and Research

-Report final, Phase One (A)

-Geology report

-Updated maps

-Assay data plotted/contoured

-Data base completed

            -Geologist, office time-~20 hrs.                                                           $  1,500

TOTAL Phase One (A)                                                                      $21,000

Phase One (B)

Goal:  Based on Phase One (A) results, refine targets, locate and perform trenching, obtain metallurgical samples for milling and processing tests. Complete geological and geochemical mapping based on new trench results and ground time. Rank targets, investigate mills, processing options etc. Complete all needed permitting for sampling, trench work, access and related tasks.

Phase One (B) – Estimated Exploration Costs:

•         Field

-Mechanical trenching,~1000 ft.

            -Geologist and assistant [3 days at $800/day] **                                 $  2,400

-Geological mapping and map production

            -Geologist [5 days at $500/day] **                                          $  2,500

-Sampling

            -Further infill sampling based on Phase I (A) results                $     500

•         Supplies

-Trackhoe rental, Kubota KX91 or equivalent

[6 days at $300/day]                                                                      $  1,800

-Sampling supplies [as needed]                                                                        $     400

-Truck Rental [10 days at avg. of $175/day]                                       $  1,750

-ATV Rental [10 days at $100/day]                                                     $  1,000

-Contingency [10%]                                                                            $  1,100

•         Analysis

-Analysis [~150 samples at ~$10/sample]                                           $  1,500

-Shipping                                                                                             $     250

•         Reporting and Finalization

-Final property report

-Maps in original and digital format

-Comprehensive database of work results to date

-Geologist and assistant                                                                       $  1,500

TOTAL Phase One (B)                                                                       $14,700

Our total exploration expenditures for Phase One (A) and Phase One (B) are expected to be approximately $35,700. We currently have approximately $17,000 in available funds. Each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will suspend operations on the property. We will then seek additional exploration properties and additional funding with which to conduct the work. In the event that we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

Environmental and other government regulations at the federal, state and local level may include:

?    surface impact;

?    water acquisition and treatment;

?    site access;

?    reclamation;

?    wildlife preservation;

?    licenses and permits; and

?    maintaining the environment.

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not currently, nor has there been, a public trading market for our common stock.  As of the date hereof, there are approximately 33 stockholders of record of our common stock. We are requesting a broker/dealer to make an initial application to FINRA to have our shares quoted on the OTCBB.  The application consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act.

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

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

?	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

?	authorized for quotation on the NASDAQ Stock Market;

?	issued by a registered investment company;

?	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

?	exempted from the definition by the SEC.

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

      Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

?    the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

?     1% of the shares then outstanding.

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

      An important exception to the availability of the amended Rule 144 is that Rule 144 is not available for either a reporting or non-reporting shell company, unless the company:

      ?    has ceased to be a shell company;

      ?    is subject to the Exchange Act reporting obligations;

      ?    has filed all required Exchange Act reports during the preceding twelve months; and

?    at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

Because we were classified as a “shell” company, stockholders who currently hold restricted shares of common stock, will not be able to rely on Rule 144 until one year after we ceased to be a shell company and have filed with the SEC adequate information that we are no longer a shell company. On December 17, 2013, we filed a Form 8-K Current Report announcing that were completed the Acquisition Agreement and that we were no longer considered a shell company.  The information included in the Form 8-K was intended to be adequate information that would otherwise be included in a registration statements.  Accordingly, our stockholders, both affiliates and non-affiliates, would not become eligible to use Rule 144 until one year from the initial filing of the Form 8-K.

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

We are an exploration stage company reflecting the acquisition of certain mining and/or mineral claims in December 2013.  Ongoing operating expenses, including preparing and filing reports with the SEC, have historically been paid for by stockholder advances.  We believe that necessary funds to maintain corporate viability and to fund our planned exploration will most likely be provided by officers, directors or principal stockholders or from private sales of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to the company, or at all.

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

Results of Operations

      We have not reported revenues since inception. For the year ended December 31, 2014, we incurred a net loss of $40,586, compared to a loss of $24,055 for the year ended December 31, 2013.  From inception through December 31, 2014, we have a cumulative net loss of $199,225.  During 2014, general and administrative expenses increased to $29,333 compared to $25,937 in 2013, primarily attributed to an increase in professional expenses for accounting and legal fees related to requisite filings with the SEC and the Blue Cap transaction completed in December 2013. Also in 2014, interest expense increased to $11,253 compared to $7,696 in 2013, due to an increase in notes payable to related parties and the accompanying increase in accrued interest. The increased loss in 2014 also reflects a gain on forgiveness of debt of $9,595 recorded in 2013 that partially offset the 2013 loss.

Liquidity and Capital Resources

      Expenses incurred during 2014 and 2013 have been paid for by advances and loans from a stockholder. At December 31, 2014, we had current assets consisting of cash of $16,002 compared to cash of $25,021 at December 31, 2013. In 2013, a stockholder made a loan to the company of $25,070. At December 31, 2014, we had current liabilities of $167,510 compared to $141,942 at December 31, 2013. The increase at December 31, 2013 is primarily attributed to the $17,833 increase in note payable - related party, from $99,886 at December 31, 2013 to $117,719 at December 31, 2014, due to new loans from stockholders, and the $11,253 increase in accrued interest – related party, from $29,263 at December 31, 2013 to $40,516 at December 31, 2014, which reflects the increase in related party note payable. The increase was partially offset by the $3,518 decrease in accounts payable from $12,793 at December 31, 2013 to $9,275 at December 31, 2014.

      Due to our limited cash reserves, we anticipate that we will need to continue to rely on stockholders to pay expenses until such time as we can successfully find a source of outside funding or that our operations begin to generate revenues.

      In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss

      We have accumulated a net operating loss carryforwards of approximately $77,592 as of December 31, 2014.  This loss carry forward may be offset against future taxable income through the year 2034.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2014 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

      In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not report inception to date financial information.

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

Critical Accounting Policies

      JOBS Act

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

      ?    be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

      ?    be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”), and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934; and

      ?    instead provide a reduced level of disclosure concerning executive compensation and be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on the financial statements.

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

Item 8.       Financial Statements and Supplementary Data.

      Financial statements for the fiscal years ended December 31, 2014 and 2013 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C, independent registered public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Westgate Acquisitions Corp

We have audited the accompanying balance sheets of Westgate Acquisitions Corp (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Acquisitions Corp as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $199,225 as of December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 30, 2015

WESTGATE ACQUISITIONS CORPORATION
Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013

CURRENT ASSETS

Cash	$16,002	$25,021

Total Current Assets	16,002	25,021

TOTAL ASSETS	$16,002	$25,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$9,275	$12,793
Accrued interest - related party	40,516	29,263
Note payable - related party	117,719	99,886

Total Current Liabilities	167,510	141,942

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 6,000,000 and 6,000,000
shares issued and outstanding, respectively	60	60
Additional paid-in capital	47,657	41,657
Accumulated Deficit	(199,225)	(158,638)

Total Stockholders' Deficit	(151,508)	(116,921)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,002	$25,021

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

REVENUES	$-	$-

EXPENSES

General and administrative	29,333	25,937

Total Expenses	29,333	25,937

LOSS FROM OPERATIONS	(29,333)	(25,937)

OTHER EXPENSES

Impairment of mining claims	-	(17)
Gain on forgiveness of debt	-	9,595
Interest expense	(11,253)	(7,696)

Total Other Expenses	(11,253)	1,882

LOSS BEFORE INCOME TAXES	(40,586)	(24,055)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(40,586)	$(24,055)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	6,000,000	5,049,315

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
Statements of Stockholders' Deficit

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2012	5,000,000	50	35,650	(134,583)	(98,883)

Common shares issued for mining claims	1,000,000	10	7	-	17

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2013	-	-	-	(24,055)	(24,055)

Balance, December 31, 2013	6,000,000	$60	$41,657	$(158,638)	$(116,921)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2014	-	-	-	(40,586)	(40,586)

Balance, December 31, 2014	6,000,000	$60	$47,657	$(199,225)	$(151,508)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(40,586)	$(24,055)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	6,000	6,000
Expenses paid on Company's behalf
by a related party	17,833	8,000
Impairment of mining claims	-	17
Changes in operating assets and liabilities:
Change in accrued interest - related party	11,252	7,696
Change in accounts payable	(3,518)	2,293

Net Cash Used in
Operating Activities	(9,019)	(49)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
	-
Proceeds from note payable - related party	-	25,070

Net Cash Provided by
Financing Activities	-	25,070

NET INCREASE IN CASH	(9,019)	25,021

CASH AT BEGINNING OF PERIOD	25,021	-

CASH AT END OF PERIOD	$16,002	$25,021

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014 and 2013.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2014 and 2013

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2014 and 2013.

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

Income Taxes(Continued)

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2014	December 31, 2013
Income tax expense at statutory rate	$ (15,829)	$ (9,381)
Contributed services	2,340	2,340
Impairment of mining claims	0	7
Change in valuation allowance	13,489	7,035
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	December 31, 2014	December 31, 2013
NOL carryover	$ (77,592)	(61,764)
Contributed capital	18,408	16,068
Impairment of mining claims	7	7
Change in valuation allowance	59,177	45,689
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $151,137 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year-end.

Stock-Based Compensation.

As of December 31, 2014, the Company has not issued any share-based payments to its employees.

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2014 the Company had not recorded any stock-based compensation expense.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not report inception to date financial information.

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $199,225 as of December 31, 2014.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

 3.           NOTE PAYABLE-RELATED PARTY

As of December 31, 2014 and 2013, the Company had a note payable to a shareholder of $117,719 and $99,886, respectively. The note payable is unsecured, accrues interest at 10% per annum and is due upon demand. As of December 31, 2014 and 2013, the Company owes $40,516 and $29,263 of accrued interest to the related party, respectively.

4.          CONTRIBUTED SERVICES

During the years ended December 31, 2014 and 2013, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 for each of the years ended December 31, 2014 and 2013.

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

On December 12, 2012 the purchase of the mining claims was consummated and the Company formally issued and released the 1,000,000 shares of common stock.  The mining claims were valued at the most recent cash sale price of the Company’s common stock of $0.00002 per share, resulting in a total value of $17.  On December 31, 2013 the Company determined indicators of impairment existed, and based on its cash flows assessment on that date, determined an impairment loss should be recorded in the amount of $17.

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

Item 9A.    Controls and Procedures.

      Evaluation of Disclosures and Procedures

      As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

      Management’s Annual Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

      ?    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

      ?    provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

      ?    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

      Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

Item 9B.    Other Information.

      Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

      Our executive officers and directors are as follows:

            Name                                        Age                 Position

            Geoff Williams                               45                   President, CEO and Director

            Rachel Winn                            44                   Secretary / Treasurer and Director

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

      The business experience of each of the persons listed above during the past five years is as follows:

      Geoff Williams.  Mr. Williams has served as a director and President of our company since its inception in September 1999. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings.  Mr. Williams attended the University of Utah and California Institute of the Arts.  Mr. Williams also serves as our principal financial officer and principal accounting officer. Mr. Williams has served as a director, President and C.E.O. of Protect Pharmaceutical Corp. since February 14, 2012 and was also a director of U.S. Rare Earths, Inc. from November 2011 to August 2012.

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

Item 11.     Executive Compensation.

      We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2014 and 2013.  Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.  We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration.  As of the date hereof, no person has accrued any compensation.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of March 27, 2015, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group. All share amounts reflect the 20 shares for one share forward stock split effected July 18, 2012. Unless otherwise noted, the address of each person below is c/o 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109.

Name and Address                                           Amount and Nature of            Percent

of Beneficial Owner                                          Beneficial Ownership                        of Class(1)

     Directors and Officers

Geoff Williams *                                                        2,000,000                       33.3%

      5% Stockholders

Edward F. Cowle *                                                     2,000,000                       33.3%

H. Deworth Williams                                                     684,000                       11.4%

Blue Cap Development Corp.(2)                                               1,000,000                       16.7%

All directors and officers                                            2,000,000                         33.3%

   a group (2 persons)

       *   Director and/or executive officer

      Note:    Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

      (1)  Based upon 6,000,000 shares of common stock outstanding on March 27, 2015.

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

      Audit Fees

      Our current auditors, Sadler, Gibb & Associates, billed us $4,000 and $4,000 for the audit of our annual financial statements included in this annual report for the years ended December 31, 2014 and 2013, respectively.  They also billed us $6,000 for the review of our quarterly reports during 2014.

      Audit Related Fees

      For the year ended December 31, 2014 and 2013, there were no fees billed for assurance and related services by Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

      Tax Fees

      For the years ended December 31, 2014 and 2013, no fees were billed by our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

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

    10.2***                   First Addendum to Assignment Agreement

    31.1                         Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1                         Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*       Previously filed as an Exhibit to the Form 10-SB, filed with SEC on February 6, 2008.

**     Previously filed as Exhibit to Form 8-K, filed with SEC on July 24, 2012.

***   Preciously filed as Exhibit to Amendment No. 2 to Form 10-K for the year ended December 31, 2013, filed with SEC on October 27, 2014.

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

                                                                                           By:     /S/   Geoff Williams                                                                                                             Geoff Williams

                                                                                                President and C.E.O.

                                                                                                Principal Financial Officer

                                                                                                Principal Accounting Officer

                                                                                                Dated:  March 31, 2015

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                     Title                                                  Date

                                                                                                                                   March 31, 2015

/S/    Geoff Williams                              President, C.E.O. and director

            Geoff Williams                             Principal Financial Officer

                                                                 Principal Accounting Officer

                                                                                                                                   March 31, 2015

/S/    Rachel Winn                                        Secretary and Director

            Rachel Winn