Form 10-Q
period 2015-03-31
WESTGATE ACQUISITIONS CORP
filed 2015-05-15
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class

Outstanding as of May 13, 2015

Common Stock, $0.00001 par value

       6,000,000

1

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

13

2

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at March 31, 2015, related unaudited statements of operations and statements of cash flows for the three months ended March 31, 2015 and 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2014 Form 10-K.  Operating results for the period ended March 31, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash	$17,023	$16,002

Total Current Assets	17,023	16,002

TOTAL ASSETS	$17,023	$16,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$14,740	$9,275
Accrued interest - related party	43,445	40,516
Note payable - related party	119,793	117,719

Total Current Liabilities	177,978	167,510

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 6,000,000 and 5,000,000 shares issued and outstanding
at March 31, 2015 and December 31, 2014 respectively	60	60
Additional paid-in capital	49,157	47,657
Accumulated deficit	(210,172)	(199,225)

Total Stockholders' Deficit	(160,955)	(151,508)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$17,023	$16,002

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	8,018	2,654

Total Operating Expenses	8,018	2,654

LOSS FROM OPERATIONS	(8,018)	(2,654)

OTHER EXPENSES

Interest expense	(2,929)	(2,464)

Total Other Expenses	(2,929)	(2,464)

LOSS BEFORE INCOME TAXES	(10,947)	(5,118)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(10,947)	$(5,118)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000	6,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES

Net loss	$(10,947)	$(5,118)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	1,500	1,500
Expenses paid on Company's behalf
by a related party	2,074	2,015
Impairment of mining claims	-	-
Changes in operating assets and liabilities:
Change in accrued interest - related party	2,929	2,463
Change in accounts payable	5,465	(902)

Net Cash Used in Operating Activities	(1,021)	(42)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from note payable - related party
Common stock issued for cash	-	-

Net Cash Provided by Financing Activities	-	-

NET DECREASE IN CASH	(1,021)	(42)

CASH AT BEGINNING OF PERIOD	16,002	25,021

CASH AT END OF PERIOD	$17,023	$24,979

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

1

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

1

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $119,793 and $117,719 at March 31, 2015, and December 31, 2014, respectively.  The balance in interest accrued on the note totaled $43,445 and $40,516 at March 31, 2015 and December 31, 2014, respectively.

NOTE 5 – CONTRIBUTED SERVICES

During the three months ended March 31, 2015 and 2014, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually or $1,500 for each period ended March 31, 2015 and 2014.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

2

Item 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Westgate Acquisitions Corporation (“Westgate” or the “company”) is an exploration stage company reflecting the acquisition of certain mining and/or mineral claims in December 2013.  Ongoing operating expenses, including preparing and filing this and other reports with the SEC, have historically been paid for by advances from stockholders.  We anticipate that necessary future funds to maintain corporate viability will most likely be provided by officers, directors or principal stockholders or from private sales of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to the company, or at all.

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Westgate has not recorded revenues since inception.  During the three-month period ended March 31, 2015 (“first quarter”), we incurred a net loss of $10,947 compared to a $5,118 loss during the first quarter of 2014.  The increased net loss was due primarily to an increase in general and administrative expenses from $2,654 for the first quarter of 2014 to $8,018 for the 2015 period, reflecting an increase in professional services.  Additionally, interest expense increased from $2,464 for the first quarter of 2014 to $2,929 for the first quarter of 2015, due to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Liquidity and Capital Resources

At March 31, 2015, we had total assets consisting of cash of $17,023, compared to cash of $16,002 at December 31, 2014.  The decrease in cash at is to the payment of ongoing operating expenses during the first quarter of 2015.  Our funds have been derived from stockholder loans.

At March 31, 2015, we had total current liabilities of $177,978, compared to current liabilities of $167,510 at December 31, 2014.  The increase in liabilities at March 31, 2015 is primarily attributed to ongoing professional fees and additional loans from stockholders. At March 31, 2015 we had a note payable - related party of $119,793 compared to $117,719 at December 31, 2014 due to new loans from stockholders.  Accrued interest on the related party note payable increased from $40,516 at December 31, 2014 to $43,445 at March 31, 2015, attributed to ongoing interest on the debt.  Also, accounts payable increased from $9,275 at December 31, 2014 to $14,740 at March 31, 2015, attributed to ongoing professional expenses. Expenses incurred during the 2014 and first quarter of 2015 have been paid for by stockholders.

Because of our limited cash reserves and no operating revenues, we anticipate that for the immediate future we will need to continue to rely on stockholder loans to pay ongoing expenses until such time as we can successfully find a source of outside funding. There is no assurance that our stockholders will continue indefinitely to provide additional funds or pay our expenses.  It is most likely the only other source of funding future operations will be through the private sale of securities, either equity or debt.

At March 31, 2015, we had a stockholders’ deficit of $210,172 compared to a stockholders' deficit of $199,225 at December 31, 2014.  The increase in stockholders' deficit is attributed to ongoing business expenses, particularly legal and accounting expenses, and increases in notes payable-related party and the interest thereon.

We believe we have sufficient funds to carry on general operations for the next three months. We expect that we will need to raise additional funds, most likely from the sale of securities or from stockholder loans, to be able to execute phase one of our exploration program. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.  We estimate that in addition to cash on hand, we will require an additional $21,000 to execute phase one of our exploration program through the end of 2015.

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $77,592 as of December 31, 2014.  This loss carry forward may be offset against future taxable income through the year 2034.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2014 or the three-month period ended March 31, 2015 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Our current plan of operation reflects our objectives and anticipated growth for the next 12 months and beyond, identifying cash requirements to fulfill our business objectives.  We will need to raise additional funds during the next 12 months to complete our exploration commitments and to pay for general business and operating expenses. We believe current funds are sufficient to complete requisite initial geological reports as well as cover general and administrative expenses for at least the next three months.  However, we estimate that we will need up to an additional $60,000 during the next twelve months to complete the second phase of exploration and to commence an exploratory drilling program.  Management plans to explore a possible private placement of our securities and/or debt financing to raise the additional fund, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

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

Our business plan calls for exploration on our properties to be conducted as Phase One and Phase Two. Total exploration expenditures for Phase One and Phase Two are expected to be approximately $35,700. We currently have approximately $16,000 in available funds. Management will assess each phase of our proposed exploration to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will most likely suspend operations on the property. In that event, we would need to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2014. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 14, 2015

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)