Form 10-Q
period 2015-06-30
WESTGATE ACQUISITIONS CORP
filed 2015-08-14
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

Outstanding as of August 14, 2015

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

13

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at June 30, 2015, related unaudited statements of operations and statements of cash flows for the six months ended June 30, 2015 and 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2014 Form 10-K.  Operating results for the period ended June 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash	$10,959	$16,002

Total Current Assets	10,959	16,002

TOTAL ASSETS	$10,959	$16,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$21,405	$9,275
Accrued interest - related party	46,432	40,516
Note payable - related party	119,794	117,719

Total Current Liabilities	187,631	167,510

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 6,000,000 and 5,000,000 shares issued and outstanding
at June 30, 2015 and December 31, 2014 respectively	60	60
Additional paid-in capital	50,657	47,657
Deficit accumulated during the development stage	(227,389)	(199,225)

Total Stockholders' Deficit	(176,672)	(151,508)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$10,959	$16,002

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2015		2014	2015		2014

REVENUES	$-		$-	$-		$-

OPERATING EXPENSES

General and administrative	14,230		9,149	22,248		11,803

Total Operating Expenses	14,230		9,149	22,248		11,803

LOSS FROM OPERATIONS	(14,230)	-	(9,149)	(22,248)	-	(11,803)

OTHER EXPENSES

Interest expense	(2,987)		(2,906)	(5,916)		(5,369)

Total Other Expenses	(2,987)		(2,906)	(5,916)		(5,369)

LOSS BEFORE INCOME TAXES	(17,217)		(12,055)	(28,164)		(17,172)

PROVISION FOR INCOME TAXES	-		-	-		-

NET LOSS	$(17,217)		$(12,055)	$(28,164)		$(17,172)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)		$(0.00)	$(0.00)		$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000		6,000,000	6,000,000		6,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

OPERATING ACTIVITIES

Net loss	$(28,164)	$(17,172)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	3,000	3,000
Expenses paid on Company's behalf
by a related party	2,075	16,043
Changes in operating assets and liabilities:
Accrued interest - related party	5,916	5,369
Accounts payable	12,130	(7,324)

Net Cash Used in Operating Activities	(5,043)	(84)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(5,043)	(84)

CASH AT BEGINNING OF PERIOD	16,002	25,021

CASH AT END OF PERIOD	$10,959	$24,937

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

June 30, 2015 and December 31, 2014

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Notes to Financial Statements

June 30, 2015 and December 31, 2014

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at ten percent per annum, is unsecured and is due and payable upon demand. The balance of this payable totaled $119,794 and $117,719 at June 30, 2015 and December 31, 2014, respectively.  Accrued interest on the note totaled $46,432 and $40,516 at June 30, 2015 and December 31, 2014, respectively.

NOTE 5 – CONTRIBUTED SERVICES

During the six-month periods ended June 30, 2015 and 2014, the Company’s sole officer has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually, or $3,000 for the six-month periods ended June 30, 2015 and 2014.

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

Results of Operations

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Westgate has not recorded revenues since inception.  During the three-month period ended June 30, 2015 (“second quarter”), we incurred a net loss of $17,217 compared to a $12,055 loss during the comparable quarter of 2014.  The increased net loss was due primarily to an increase in general and administrative expenses from $9,149 for the second quarter of 2014 to $14,230 for the comparable 2015 period, reflecting an increase in professional services.  Additionally, interest expense increased from $2,906 for the first quarter of 2014 to $2,987 for the first quarter of 2015, due to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

For the six months ended June 30, 2015 compared to the three months ended June 30, 2014.

During the six-month period ended June 30, 2015, we incurred a net loss of $28,164 compared to a $17,172 loss during the comparable period of 2014.  The increased net loss was due primarily to an increase in general and administrative expenses from $11,803 for the six months ended June, 2014 to $22,248 for the comparable 2015 period, reflecting an increase in professional services.  Additionally, interest expense increased from $5,369 for the six months ended June 2014 to $5,916 for the comparable period of 2015, due to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Liquidity and Capital Resources

At June 30, 2015, we had total assets consisting of cash of $10,959, compared to cash of $16,002 at December 31, 2014.  The decrease in cash at is to the payment of ongoing operating expenses during the first half of 2015.  Our funds have been derived from stockholder loans.

At June 30, 2015, we had total current liabilities of $187,631, compared to current liabilities of $167,510 at December 31, 2014.  The increase in liabilities at June 30, 2015 is primarily attributed to ongoing professional fees and additional loans from stockholders. At June 30, 2015 we had a note payable - related party of $119,794 compared to $117,719 at December 31, 2014 due to new loans from stockholders.  Accrued interest on the related party note payable increased from $40,516 at December 31,

2014 to $46,432 at June 30, 2015, attributed to ongoing interest on the debt.  Also, accounts payable increased from $9,275 at December 31, 2014 to $21,405 at June 30, 2015, attributed to ongoing professional expenses. Expenses incurred during the 2014 and first half of 2015 have been paid for by stockholders.

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

At June 30, 2015, we had a stockholders’ deficit of $227,389 compared to a stockholders' deficit of $199,225 at December 31, 2014.  The increase in stockholders' deficit is attributed to ongoing business expenses, particularly legal and accounting expenses, and increases in notes payable-related party and the interest thereon.

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

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $77,592 as of December 31, 2014.  This loss carry forward may be offset against future taxable income through the year 2034.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2014 or the six-month period ended June 30, 2015 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2014. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 14, 2015

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)