Form 10-Q
period 2015-09-30
WESTGATE ACQUISITIONS CORP
filed 2015-11-16
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

   Yes  [  ]    No  [X]

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

Outstanding as of November 16, 2015

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

13

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at September 30, 2015, related unaudited statements of operations and statements of cash flows for the three and nine months ended September 30, 2015 and 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2014 Form 10-K.  Operating results for the period ended September 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash	$6,709	$16,002

Total Current Assets	6,709	16,002

TOTAL ASSETS	$6,709	$16,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$23,815	$9,275
Accrued interest - related party	49,451	40,516
Note payable - related party	119,794	117,719

Total Current Liabilities	193,060	167,510

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 6,000,000 and 6,000,000 shares issued and outstanding
at September 30, 2015 and December 31, 2014 respectively	60	60
Additional paid-in capital	52,157	47,657
Deficit accumulated during the development stage	(238,568)	(199,225)

Total Stockholders' Deficit	(186,351)	(151,508)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$6,709	$16,002

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
Condesnsed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	8,160	4,962	30,408	16,765

Total Operating Expenses	8,160	4,962	30,408	16,765

LOSS FROM OPERATIONS	(8,160)	(4,962)	(30,408)	(16,765)

OTHER EXPENSES

Interest expense	(3,019)	(3,668)	(8,935)	(9,037)

Total Other Expenses	(3,019)	(3,668)	(8,935)	(9,037)

LOSS BEFORE INCOME TAXES	(11,179)	(8,630)	(39,343)	(25,802)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(11,179)	$(8,630)	$(39,343)	$(25,802)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

OPERATING ACTIVITIES

Net loss	$(39,343)	$(25,802)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	4,500	4,500
Expenses paid on Company's behalf
by a related party	2,075	18,418
Changes in operating assets and liabilities:
Accrued interest - related party	8,935	9,036
Accounts payable	14,540	(6,278)

Net Cash Used in Operating Activities	(9,293)	(126)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(9,293)	(126)

CASH AT BEGINNING OF PERIOD	16,002	25,021

CASH AT END OF PERIOD	$6,709	$24,895

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at ten percent per annum, is unsecured and is due and payable upon demand. The balance of this payable totaled $119,794 and $117,719 at September 30, 2015 and December 31, 2014, respectively.  Accrued interest on the note totaled $49,451 and $40,516 at September 30, 2015 and December 31, 2014, respectively.

NOTE 5 – CONTRIBUTED SERVICES

During the nine-month periods ended September 30, 2015 and 2014, the Company’s sole officer has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually, or $4,500 for the nine-month periods ended September 30, 2015 and 2014.

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

Results of Operations

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Westgate has not recorded revenues since inception.  During the three-month period ended September 30, 2015 (“third quarter”), we incurred a net loss of $11,179 compared to a $8,630 loss during the comparable quarter of 2014.  The increased net loss was due primarily to an increase in general and administrative expenses from $4,962 for the third quarter of 2014 to $8,160 for the comparable 2015 period, reflecting an increase in professional services.  Interest expense decreased from $3,668 for the third quarter of 2014 to $3,019 for the third quarter of 2015.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

During the nine-month period ended September 30, 2015, we incurred a net loss of $39,343 compared to a $25,802 loss during the comparable period of 2014.  The increased net loss was due primarily to an increase in general and administrative expenses from $16,765 for the nine months ended September, 2014 to $30,408 for the comparable 2015 period, reflecting an increase in professional services.  Interest expense decreased from $9,037 for the nine months ended September 2014 to $8,935 for the comparable period of 2015.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Liquidity and Capital Resources

At September 30, 2015, we had total assets consisting of cash of $6,709, compared to cash of $16,002 at December 31, 2014.  The decrease in cash is due to the payment of ongoing operating expenses during the first nine months of 2015.  Our funds have been derived from stockholder loans.

At September 30, 2015, we had total current liabilities of $193,060, compared to current liabilities of $167,510 at December 31, 2014.  The increase in liabilities at September 30, 2015 is primarily attributed to ongoing professional fees and additional loans from stockholders. At September 30, 2015 we had a note payable - related party of $119,794 compared to $117,719 at December 31, 2014 due to new loans from stockholders.  Accrued interest on the related party note payable increased from $40,516 at December 31, 2014 to $49,451 at September 30, 2015, attributed to ongoing interest on the debt.  Also, accounts payable increased from $9,275 at December 31, 2014 to $23,815 at September 30, 2015, attributed to ongoing professional expenses. Expenses incurred during the 2014 and first nine months of

2015 have been paid for by stockholders.

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

At September 30, 2015, we had a stockholders’ deficit of $186,351 compared to a stockholders' deficit of $151,508 at December 31, 2014.  The increase in stockholders' deficit is attributed to ongoing business expenses, particularly legal and accounting expenses, and increases in notes payable-related party and the interest thereon.

We believe we have sufficient funds to carry on general operations for the next three months. We expect that we will need to raise additional funds, most likely from the sale of securities or from stockholder loans, to be able to execute phase one of our exploration program. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.  We estimate that in addition to cash on hand, we will require an additional $29,000 to execute phase one of our exploration program through the end of 2015.

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $77,592 as of December 31, 2014.  This loss carry forward may be offset against future taxable income through the year 2034.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2014 or the nine-month period ended September 30, 2015 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Our business plan calls for exploration on our properties to be conducted as Phase One and Phase Two. Total exploration expenditures for Phase One and Phase Two are expected to be approximately $35,700. We currently have approximately $6,700 in available funds. Management will assess each phase of our proposed exploration to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will most likely suspend operations on the property. In that event, we would need to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September, 2015, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2015. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 16, 2015

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

12