Form 10-K
period 2015-12-31
WESTGATE ACQUISITIONS CORP
filed 2016-04-14
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   [ X ]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Yes [  ]   No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2015, the last business day of the registrant’s most recently completed fiscal year, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2015 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 13, 2016 was 6,000,000.

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

27

PART  IV

Item 15.

Exhibits, Financial Statement Schedules.

27

Signatures

30

PART I

Item 1.

Business.

Business Development

History

Westgate Acquisitions Corporation is an exploration stage company incorporated on September 8, 1999 in the State of Nevada.  On November 30, 1999, the company filed with the SEC a registration statement on Form SB-2 under the Securities Act of 1933 to register the Company’s outstanding shares.  The registration statement was subsequently abandoned. On February 6, 2008, the company filed a registration statement on Form 10 under the Securities Exchange Act of 1934.

On December 12, 2013, we finalized the acquisition of certain mining and/or mineral claims and/or leases located in Sections 15, 16, 21, 22, T 8 S, R 15 E, in the New Mexico Principal Meridian, Lincoln County, New Mexico (the “Claims”) from Blue Cap Development Corp.  According to SEC Industry Guide No. 7, we are classified or considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have no known mineral reserves and our proposed preliminary studies of the Claims is exploratory in nature.

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

In consideration for the Claims, we issued to Blue Cap 1.0 million shares of authorized, but previously unissued common stock. The consideration was negotiated between the parties and the 1.0 million shares represent 16.67% of Westgate’s 6.0 million total outstanding shares presently outstanding.  All references to common stock herein and in our financial statements have been retroactively restated to incorporate the effect of the forward stock-split.

Current Business

Following the acquisition of the Claims we have become engaged in the mineral exploration business. We are in the process of developing an exploration program to search for possible deposits of rare earth elements on the Claims.  Rare earth elements are essential for a diverse and expanding array of high-technology applications and for many current and emerging alternative energy technologies, such as electric vehicles, energy-efficient lighting, and wind power.  Examples of products that use rare earth elements are computer hard drives, smart phones, TV screens and wind turbines.  Rare earth elements are also critical for a number of key defense systems such as lasers, radar, missile-guidance systems and other electronics. Management anticipates that the company will need to secure adequate funding to implement an exploration program. There can be no assurance that we will be able to secure the necessary funding to fulfill our goals, or that any future funding will be available on terms favorable to the company, or at all.

We have engaged Minex Exploration to conduct preliminary studies of our Claims.  Our exploration activities will be for rare earth, gold, silver and other minerals in various phases, but there can be no assurance that a commercially viable mineral deposit exists on our property.  We believe that extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit. We intend to continue to examine the possibility of acquiring additional viable mineral leases that could potentially enhance our portfolio.

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

The Claims are located in four blocks in a semi-remote area with no infrastructure in place.  The only access to the properties is by historic gravel or dirt roads and trails.  There is no current access to water or power, although we do not foresee a need during the initial phases of exploration.  Typically, contract personnel carry their own water and have portable generators for operations, including phase two drill programs.  Drilling operators supply tanker trucks for their water needs.

In the event an ore body is discovered as a result of our exploration programs, significant additional funding would be necessary to proceed. We believe this could be accomplished by seeking a strategic partnership or joint venture with a much larger mining company in order to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using stand-alone large generator systems to provide necessary power. We intend to remain an exploration company and to seek a partner to further explore and operate our properties.  Presently, there can be no assurance that we will discover minerals in a commercially viable amount or that we would be able to secure a strategic partner to provide necessary funding to become operational.

Regulatory Requirements

In order to maintain the company’s claims and/or leases, we must make annual maintenance fee payments to the Bureau Land Management (“BLM”) and State of New Mexico, due the 1st of September of each year.  Payment to the BLM is $155 per claim. We currently own 8 BLM mineral leases.

Phase one of our exploration program, completing a preliminary geological report on our BLM mineral lease claims, require no permits or bonding, provided there is no surface land disturbance of more than one-third acre.  Phase two, provided preliminary geological reports are favorable, will proceed with a drill program to confirm mineralization on these target areas from the surface to depth.  If initial core samples show evidence of rare earth mineralization, a geological, grid maps will be produced to lay out an extensive drill program to define a potential mineable ore body.  Phase two will require an “Access and Land Use Permit” from the BLM and State of New Mexico.  Generally, this will require about 30 days for the filing process and cost approximately $12,000 for a bond to assure the reclamation of the subject areas.  If we are successful in raising the requisite funds, we believe that processing the paperwork for the permit and securing the requisite bond can be completed during the third quarter of 2016 so that the permits can be in place to begin phase two during the latter half of 2016.

Maps of Properties

The following are maps (figure 1) and pictures of the company’s properties.

DeLORME

XMap®/GIS Editor

3
4
Prospects
16
15
C A P I T
8027
8800
7600
7821
8600
6
7
8
9
10
11
12
5
Prospect
Thorium
Canyon
JEEP
TRAIL
Uranium
21
22
6744
Canyon
Canyon
8528
7800
Prospect
14
15
16
7975
7163
Bills
JEEP
TRAIL
Buck

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

We currently lack the requisite funds to fully explore our mineral claims.  In order to raise capital to fund our business plan, the most likely method available to us would be the private sale of securities.  Because we are an exploration stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender.  There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.  It may be necessary for officers, directors or principal stockholders to advance funds and we intend to hold expenses to a minimum and accrue expenses as possible until such time as adequate funding is secured. Further, directors and officers will defer any compensation until such time as our business warrants and adequate funds are available.  As of the date hereof, we have not made any arrangements or definitive agreements for additional funding.

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

TOTAL FUNDING REQUIREMENTS -- $40,000

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

We estimate that exploration expenditures to complete the initial phase will be approximately $23,000. Each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will suspend operations on the property. We will then seek additional exploration properties and additional funding with which to conduct the work. In the event that we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

Historically, we have incurred operating losses and will not be able to exist indefinitely without securing additional operating funds. In the view of our independent auditors, we require additional funds to maintain our operations and these conditions raise substantial doubt about our ability to continue as a going concern.

Plan of Operations

Our plan of operation reflects objectives and anticipated growth for the next 12 months and beyond, identifying cash requirements to fulfill our business objectives.  We will need to raise additional funds during the next 12 months to complete our exploration commitments and to pay for general business expenses. We believe current funds are sufficient to complete requisite initial geological reports as well as cover general and administrative expenses for at least the next six months.  However, we estimate that we will need up to an additional $50,000 during the next twelve months to complete the second phase of exploration and to commence an exploration program on our properties including the cost to exercise the option to acquire the additional claims and general expenses.  We intend to explore a possible private placement of our securities and/or debt financing to raise the additional fund, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

In the event we complete our planned initial exploration programs and successfully identify a mineral deposit, we will need substantial additional funds for drilling and engineering studies to determine whether the mineral deposit is commercially viable. If we cannot raise additional funds for this work, we would be unable to proceed, even if a mineral deposit is discovered.

We anticipate exploration on our properties will be conducted as Phase One (A) and Phase One (B). Because we are an exploration stage company, we have no known mineral reserves and the preliminary studies of our Claims will be exploratory in nature.

Phase One (A)

Goal:  Review existing work, check filing status (county, BLM), property visit, Geochem sampling grid pattern for target identification and comprehensive property assessment, preliminary geology map, Plan of Operations completion.

Phase One (A) – Estimated Exploration Costs:

•

Office: Publication review, filing review, phone work. Geologist 6 hrs.

$     500

•

Field: 10 days

-Geologist+Field Assistant. [geo-$500/day, tech-$300/day for 10 days

$  8,000

-Lodging [2 rooms Carizozo, 8 nights

$  1,500

-Flights [two round trip avg.]

$  1,200

-Contingency [10%]

$  1,000

•

Supplies

-Truck Rental [10 days at avg. of $175/day]

$  2,000

-ATV Rental [10 days at $100/day]

$  1,000

-Analytical tools [xrf, scintillometer, etc.]

$  1,000

-Sample bags [rock and soil geochem bags]

$     100

-Miscellaneous supplies [as needed]

$  1,000

•

Analysis

-Blanks and Standards [1 blank, 2 standards]

$     350

-Shipping costs [to lab or return]

$     350

-Analysis [~300 samples at ~$10/sample]

$  3,000

•

Reporting and Research

-Report final, Phase One (A)

-Geology report

-Updated maps

-Assay data plotted/contoured

-Data base completed

-Geologist, office time-~20 hrs.

$  2,000

TOTAL Phase One (A)

$23,000

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

Phase One (B) – Estimated Exploration Costs:

•

Field

-Mechanical trenching,~1000 ft.

-Geologist and assistant [3 days at $800/day]

$  2,500

-Geological mapping and map production

-Geologist [5 days at $500/day]

$  2,500

-Sampling

-Further infill sampling based on Phase I (A) results

$     500

•

Supplies

-Trackhoe rental, Kubota KX91 or equivalent

[6 days at $300/day]

$  2,000

-Sampling supplies [as needed]

$     500

-Truck Rental [10 days at avg. of $175/day]

$  1,750

-ATV Rental [10 days at $100/day]

$  1,000

-Contingency [10%]

$  2,000

•

Analysis

- Analysis [~150 samples at ~$10/sample]

$  2,000

-Shipping

$     250

•

Reporting and Finalization

-Final property report

-Maps in original and digital format

-Comprehensive database of work results to date

-Geologist and assistant

$  2,000

TOTAL Phase One (B)

$17,000

Our total exploration expenditures for Phase One (A) and Phase One (B) are expected to be approximately $40,000. We currently have approximately $3,700 in available funds. Each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will suspend operations on the property. We will then seek additional exploration properties and additional funding with which to conduct the work. In the event that we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

Competition

The exploration for and exploitation of mineral reserves is highly competitive with many local, national and international companies in the marketplace. We must compete against several established companies in the industry that are better financed and/or who have closer working relationships with productive mining companies. One possible plan will be to seek a strategic relationship with an established mining company to provide assistance, if exploration results so warrant. We have not entered into any agreements with any third parties to produce any minerals from our property, nor have we identified any potential partners in that regards, nor is there any assurance we will be able to secure such agreements. If we are unable to identify and/or partner with any third parties to assist us in attaining “production grade” minerals, we will likely be unsuccessful in producing any such minerals.

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

If we are able to secure funding necessary to implement a bona fide exploration program, we will be subject to regulation by numerous governmental authorities. In order to maintain our claims, we must make annual payments to the BLM and the State of New Mexico.  If we proceed to phase two drilling, we must secure an Access and Land Use Permit. Subsequently, operating and environmental permits will be required from applicable regulatory bodies using technical applications filed by us. The failure or delay in obtaining regulatory approvals or licenses will adversely affect our ability to explore our property and otherwise carry out our business plan.

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

Presently, our only costs related to the claims are for annual assessment fees and reclamation bonding requirements of the Bureau of Land Management in compliance with environmental laws. However, because we anticipate engaging in natural resource projects, these costs could occur at any time and the potential liability extensive.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not currently, nor has there been, a public trading market for our common stock.  As of the date hereof, there are approximately 33 stockholders of record of our common stock. We anticipate making an application through a broker/dealer to have our shares quoted on the OTCQB or OTC Pinks.  The application consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act.

Inclusion on the OTCQB or OTC Pink will permit price quotations for our shares to be published by that service, although we do not anticipate a public trading market in our shares in the immediate future.  Except for the application, we have no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for quotation and trading on any recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance for trading or at any other time in the future or, that if such a market does develop, that it can be sustained.

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

 Rule 144

All 6,000,000 shares of our common stock presently outstanding are deemed to be “restricted securities” as defined by Rule 144 under the Securities Act of 1933 (the “Securities Act”). Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted or non-restricted control shares. The SEC amended Rule 144, effective February 15, 2008.

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

Results of Operations

Westgate has not realized revenues since its inception. For the year ended December 31, 2015, we incurred a net loss of $45,232, compared to a loss of $40,586 for the year ended December 31, 2014. For the year ended December 31, 2015, general and administrative expenses increased to $33,194 compared to $29,333 during 2014, primarily attributed to increases in professional expenses for accounting and legal fees. Also in 2015, interest expense increased to $12,038 compared to $11,253 in 2014, due to an increase in notes payable to related parties and the accompanying increase in accrued interest. From inception through December 31, 2015, we have recorded a cumulative net loss of $244,457.

Liquidity and Capital Resources

Ongoing expenses incurred during 2015 and 2014 have been paid for by advances and loans from a stockholder. At December 31, 2015, we had total assets consisting of cash of $3,778 compared to cash of $16,002 at December 31, 2014. Our cash asset was derived from a $25,070 loan from a stockholder in 2013. At December 31, 2015, we had current liabilities of $194,518 compared to $167,510 at December 31, 2014. The increase in liabilities at December 31, 2015 is primarily attributed to the $14,255 increase in note payable - related party, from $117,719 at December 31, 2014 to $131,944 at December 31, 2015, due to new loans from stockholders, and the $12,038 increase in accrued interest – related party, from $40,516 at December 31, 2014 to $52,554 at December 31, 2015, which reflects the increase in related party note payable. Accounts payable also increased $745 to $10,020 at December 31, 2015 from $9,275 at December 31, 2014. At December 31, 2015, our total stockholders’ deficit was $190,740 compared to $151,508 at December 31, 2014.

Due to our limited cash reserves, we will most likely continue to rely on stockholders to pay expenses until such time as we can successfully find a source of outside funding or that our operations begin to generate revenues.

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $244,186 as of December 31, 2015.  This loss carry forward may be offset against future taxable income through the year 2035.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2015 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the company’s financial statements. We believe that these recent pronouncements will not have a material effect on our financial statements.

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

Item 8.

Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2015 and 2014 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C, independent registered public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Westgate Acquisitions Corporation

We have audited the accompanying balance sheets of Westgate Acquisitions Corporation as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Acquisitions Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring net losses and has an accumulated deficit of $244,457 as of December 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 13, 2016

WESTGATE ACQUISITIONS CORPORATION
Balance Sheets

ASSETS

	December 31,	December 31,
	2015	2014

CURRENT ASSETS

Cash	$3,778	$16,002

Total Current Assets	3,778	16,002

TOTAL ASSETS	$3,778	$16,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$10,020	$9,275
Accrued interest - related party	52,554	40,516
Note payable - related party	131,944	117,719

Total Current Liabilities	194,518	167,510

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 6,000,000 and 6,000,000
shares issued and outstanding, respectively	60	60
Additional paid-in capital	53,657	47,657
Accumulated deficit	(244,457)	(199,225)

Total Stockholders' Deficit	(190,740)	(151,508)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,778	$16,002

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

REVENUES	$-	$-

EXPENSES

General and administrative	33,194	29,333

Total Expenses	33,194	29,333

LOSS FROM OPERATIONS	(33,194)	(29,333)

OTHER EXPENSES

Interest expense	(12,038)	(11,253)

Total Other Expenses	(12,038)	(11,253)

LOSS BEFORE INCOME TAXES	(45,232)	(40,586)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(45,232)	$(40,586)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	6,000,000	6,000,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
Statements of Stockholders' Deficit

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2013	6,000,000	$60	$41,657	$(158,639)	$(116,922)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2014	-	-	-	(40,586)	(40,586)

Balance, December 31, 2014	6,000,000	$60	$47,657	$(199,225)	$(151,508)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2015	-	-	-	(45,232)	(45,232)

Balance, December 31, 2015	6,000,000	$60	$53,657	$(244,457)	$(190,740)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(45,232)	$(40,586)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	6,000	6,000
Expenses paid on Company's behalf
by a related party	14,225	17,833
Impairment of mining claims	-	-
Changes in operating assets and liabilities:
Change in accrued interest - related party	12,038	11,252
Change in accounts payable	745	(3,518)

Net Cash Used in
Operating Activities	(12,224)	(9,019)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(12,224)	(9,019)

CASH AT BEGINNING OF PERIOD	16,002	25,021

CASH AT END OF PERIOD	$3,778	$16,002

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

December 31, 2015 and 2014

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Westgate Acquisitions Corporation (The Company) was organized on September 8, 1999, under the laws of the State of Delaware. The Company has not commenced principle operations as of the balance sheet date.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2015 and 2014.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2015 and 2014.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2015 and 2014.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

	December 31, 2015	December 31, 2014
Income tax expense at statutory rate	$ (17,040)	$ (15,829)
Contributed services	2,340	2,340
Impairment of mining claims	0	0
Change in valuation allowance	15,300	13,489
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	December 31, 2015	December 31, 2014
NOL carryover	$ (95,233)	$ (77,592)
Contributed capital	18,408	18,408
Impairment of mining claims	7	7
Change in valuation allowance	76,818	59,177
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $244,186 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year-end.

Stock-Based Compensation.

As of December 31, 2015, the Company has not issued any share-based payments to its employees.

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2015 the Company had not recorded any stock-based compensation expense.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $244,457 as of December 31, 2015.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

 3.           NOTE PAYABLE-RELATED PARTY

As of December 31, 2015 and 2014, the Company had a note payable to a shareholder of $131,944 and $117,719, respectively. The note payable is unsecured, accrues interest at 10% per annum and is due upon demand. As of December 31, 2015 and 2014, the Company owes $52,554 and $40,516 of accrued interest to the related party, respectively.

4.          CONTRIBUTED SERVICES

During the years ended December 31, 2015 and 2014, a Company officer has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 for each of the years ended December 31, 2015 and 2014.

5.          SUBSEQUENT EVENTS

In accordance with SFAS 165 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

 46

President, CEO and Director

Rachel Winn

 45

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

Item 11.

Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2015 and 2014.  Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.  We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration.  As of the date hereof, no person has accrued any compensation.

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

(1)

Based upon 6,000,000 shares of common stock outstanding on April 13, 2015.

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

Audit Fees

Our current auditors, Sadler, Gibb & Associates, billed us $4,000 and $4,000 for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2015 and 2014, respectively.  They also billed us $6,000 for the reviews of our quarterly reports during 2015.

Audit Related Fees

For the year ended December 31, 2015 and 2014, there were no fees billed for assurance and related services by Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2015 and 2014, no fees were billed by our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

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

Dated:  April 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

                 Title

      Date

  April 13, 2016

/S/    GEOFF WILLIAMS

President, C.E.O. and director

Geoff Williams

Principal Financial Officer

Principal Accounting Officer

  April 13, 2016

/S/    RACHEL WINN

Secretary and Director

Rachel Winn

22