Form 10-Q
period 2016-03-31
WESTGATE ACQUISITIONS CORP
filed 2016-05-23
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

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

Outstanding as of May 20, 2016

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

13

2

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at March 31, 2016, related unaudited statements of operations and statements of cash flows for the three months ended March 31, 2016 and 2015, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2015 Form 10-K.  Operating results for the period ended March 31, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2016	2015
	(Unaudited)

CURRENT ASSETS

Cash	$1,686	$3,778

Total Current Assets	1,686	3,778

TOTAL ASSETS	$1,686	$3,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$10,100	$10,020
Accrued interest - related party	55,657	52,554
Note payable - related party	131,944	131,944

Total Current Liabilities	197,701	194,518

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 6,000,000 shares issued and outstanding
at March 31, 2016 and December 31, 2015 respectively	60	60
Additional paid-in capital	55,157	53,657
Accumulated deficit	(251,232)	(244,457)

Total Stockholders' Deficit	(196,015)	(190,740)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$1,686	$3,778

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	3,672	8,018

Total Operating Expenses	3,672	8,018

LOSS FROM OPERATIONS	(3,672)	(8,018)

OTHER EXPENSES

Interest expense	(3,103)	(2,929)

Total Other Expenses	(3,103)	(2,929)

LOSS BEFORE INCOME TAXES	(6,775)	(10,947)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(6,775)	$(10,947)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000	6,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(6,775)	$(10,947)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	1,500	1,500
Expenses paid on Company's behalf
by a related party	-	2,074
Impairment of mining claims	-	-
Changes in operating assets and liabilities:
Change in accrued interest - related party	3,103	2,929
Change in accounts payable	80	5,465

Net Cash Provided by (Used in) Operating Activities	(2,092)	1,021

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(2,092)	1,021

CASH AT BEGINNING OF PERIOD	3,778	16,002

CASH AT END OF PERIOD	$1,686	$17,023

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

1

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

March 31, 2016

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $131,944 at March 31, 2016 and December 31, 2015.  The balance in interest accrued on the note totaled $55,657 and $52,554 at March 31, 2016 and December 31, 2015, respectively.

NOTE 5 – CONTRIBUTED SERVICES

During the three months ended March 31, 2016 and 2015, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually or $1,500 for each period ended March 31, 2016 and 2015.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

1

Item 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Westgate Acquisitions Corporation (“Westgate” or the “company”) is an exploration stage company reflecting the acquisition of certain mining and/or mineral claims.  Ongoing operating expenses, including preparing and filing this and other reports with the SEC, have historically been paid for by advances from stockholders.  We anticipate that necessary future funds to maintain corporate viability will most likely be provided by officers, directors or principal stockholders or from private sales of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to the company, or at all.

Results of Operations

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Westgate has not recorded revenues since inception.  During the three-month period ended March 31, 2016 (“first quarter”), we incurred a net loss of $6,775 compared to a $10,947 loss during the comparable 2015 quarter.  The decreased net loss was due primarily to the decrease in general and administrative expenses from $8,018 for the first quarter of 2015 to $3,672 for the first quarter of 2016, reflecting a decrease in professional services. The decrease in net loss was partially offset by the increase in interest expense from $2,929 for the first quarter of 2015 to $3,103 for the first quarter of 2016, due to increased loans from stockholders.

Liquidity and Capital Resources

At March 31, 2016, we had total assets consisting solely of cash of $1,686, compared to cash of $3,778 at December 31, 2015.  The decrease in cash is attributed to the payment of ongoing operating expenses during the first quarter of 2016.  Our funds have been derived from stockholder loans.

At March 31, 2016, we had total current liabilities of $197,701, compared to current liabilities of $194,518 at December 31, 2015.  The increase is primarily attributed to ongoing professional fees and additional loans from stockholders to pay for expenses. At March 31, 2016 we had a note payable - related party of $131,944, the same as December 31, 2015, which represents loans from stockholders.  Accrued interest on the related party note payable increased from $52,554 at December 31, 2015 to $55,657 at March 31, 2016, attributed to ongoing interest on the debt.  Also, accounts payable of $10,020 at December 31, 2015 and $10,100 at March 31, 2016, were essentially unchanged. Expenses incurred during the first quarter of 2015 and first quarter of 2016 have been paid for by stockholders.

Because of our limited cash reserves and no operating revenues, we expect ongoing expenses will be paid by stockholder loans until such time as we can successfully find a source of outside funding. There is no assurance that our stockholders will continue indefinitely to provide additional funds or pay our expenses.  Most likely the only other source of funding future operations will be through the private sale of securities, either equity or debt.

At March 31, 2016, we had a stockholders’ deficit of $196,015 compared to a stockholders' deficit of $190,740 at December 31, 2015.  The increase in stockholders' deficit is attributed to ongoing business expenses, particularly legal and accounting expenses, and increases in notes payable-related party and the interest thereon.

We believe current cash will suffice to carry on general operations for the next three months. We expect that we will need to raise additional funds, most likely from the sale of securities or from stockholder loans, to be able to execute phase one of our exploration program. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.  We estimate that in addition to cash on hand, we will require an additional $23,000 to execute phase one of our exploration program through the end of 2016.

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

Our business plan calls for exploration on our properties to be conducted as Phase One and Phase Two. Total exploration expenditures for Phase One and Phase Two are expected to be approximately $40,000. Management will assess each phase of our proposed exploration to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will most likely suspend operations on the property. In that event, we would need to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

Because we will most likely need to obtain outside financing, possibly the only method available would be the private sale of securities. It is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender.  There can be no assurance that we will be able to obtain necessary additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2016. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 20, 2016

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)