Form 10-Q
period 2016-06-30
WESTGATE ACQUISITIONS CORP
filed 2016-08-15
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016

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

  Yes  [  ]    No  [X ]

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

Outstanding as of August 15, 2016

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

13

2

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at June 30, 2016, related unaudited statements of operations and statements of cash flows for the three and six months ended June 30, 2016 and 2015, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2015 Form 10-K.  Operating results for the period ended June 30, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2016	2015
	(Unaudited)

CURRENT ASSETS

Cash	$27	$3,778

Total Current Assets	27	3,778

TOTAL ASSETS	$27	$3,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$10,875	$10,020
Accrued interest - related party	58,881	52,554
Note payable - related party	141,704	131,944

Total Current Liabilities	211,460	194,518

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 6,000,000 shares issued and outstanding
at June 30, 2016 and December 31, 2015 respectively	60	60
Additional paid-in capital	56,657	53,657
Accumulated deficit	(268,150)	(244,457)

Total Stockholders' Deficit	(211,433)	(190,740)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$27	$3,778

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2016		2015	2016		2015

REVENUES	$-		$-	$-		$-

OPERATING EXPENSES

General and administrative	13,694		14,230	17,366		22,248

Total Operating Expenses	13,694		14,230	17,366		22,248

LOSS FROM OPERATIONS	(13,694)	-	(14,230)	(17,366)	-	(22,248)

OTHER EXPENSES

Interest expense	(3,224)		(2,987)	(6,327)		(5,916)

Total Other Expenses	(3,224)		(2,987)	(6,327)		(5,916)

LOSS BEFORE INCOME TAXES	(16,918)		(17,217)	(23,693)		(28,164)

PROVISION FOR INCOME TAXES	-		-	-		-

NET LOSS	$(16,918)		$(17,217)	$(23,693)		$(28,164)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)		$(0.00)	$(0.00)		$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000		6,000,000	6,000,000		6,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(23,693)	$(28,164)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	3,000	3,000
Changes in operating assets and liabilities:
Accounts payable	855	12,130
Accrued interest - related party	6,327	5,916

Net Cash Used in Operating Activities	(13,511)	(5,043)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from
related party – note payable	9,760	2,075

Net Cash Provided by Financing Activities	9,760	2,075

NET DECREASE IN CASH	(3,751)	(5,043)

CASH AT BEGINNING OF PERIOD	3,778	16,002

CASH AT END OF PERIOD	$27	$10,959

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

1

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

June 30 2016

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

June 30 2016

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded a related party note payable. The note bears interest at ten percent per annum, is unsecured and is due and payable upon demand. The balance of this payable totaled $141,704 and $131,944 at June 30, 2016 and December 31, 2015, respectively.  Accrued interest on the note totaled $58,881 and $52,554 at June 30, 2016 and December 31, 2015, respectively.

NOTE 5 – CONTRIBUTED SERVICES

During the six-month periods ended June 30, 2016 and 2015, the Company’s sole officer has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually, or $3,000 for the six-month periods ended June 30, 2016 and 2015.

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

Results of Operations

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Westgate has not recorded revenues since inception.  During the three-month period ended June 30, 2016 (“second quarter”), we incurred a net loss of $16,918 compared to a $17,217 loss during the comparable 2015 first quarter.  The decreased net loss was due primarily to the decrease in general and administrative expenses from $14,230 for the second quarter of 2015 to $13,694 for the second quarter of 2016, reflecting a decrease in professional and accounting expenses. The decrease in net loss was partially offset by the increase in interest expense from $2,987 for the second quarter of 2015 to $3,224 for the second quarter of 2016, due to increased loans from stockholders.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

During the six-month period ended June 30, 2016 (“first half”), we incurred a net loss of $23,693 compared to a $28,164 loss during the comparable first half of 2015.  The decreased net loss was due primarily to the decrease in general and administrative expenses from $22,248 for the first half of 2015 to $17,366 for the first half of 2016, reflecting a decrease in professional and accounting expenses. The decrease in net loss was partially offset by the increase in interest expense from $5,916 for the first half of 2015 to $6,327 for the first half of 2016, due to increased loans from stockholders.

Liquidity and Capital Resources

At June 30, 2016, we had total assets consisting solely of cash of $27, compared to cash of $3,778 at December 31, 2015.  The decrease in cash is attributed to the payment of ongoing operating expenses during the first half of 2016.  Our funds have been derived from stockholder loans.

At June 30, 2016, we had total current liabilities of $211,460, compared to current liabilities of $194,518 at December 31, 2015.  The increase is primarily attributed to ongoing professional fees and additional loans from stockholders to pay for expenses. At June 30, 2016 we had a note payable - related party of $141,704, compared to $131,944 at December 31, 2015, which increase represents loans from stockholders.  Accrued interest on the related party note payable increased from $52,554 at December 31, 2015 to $58,881 at June 30, 2016, attributed to ongoing interest on the debt.  Also, accounts payable of $10,020 at December 31, 2015 increased slightly to $10,875 at June 30, 2016. Expenses incurred during the first half of 2015 and first half of 2016 have been paid for by stockholders.

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

At June 30, 2016, we had a stockholders’ deficit of $211,433 compared to a stockholders' deficit of $190,740 at December 31, 2015.  The increase in stockholders' deficit is attributed to ongoing business expenses, particularly legal and accounting expenses, and increases in notes payable-related party and the interest thereon.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2016. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 15, 2016

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)