Form 10-Q
period 2016-09-30
WESTGATE ACQUISITIONS CORP
filed 2016-11-21
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2016

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

Outstanding as of November 21, 2016

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

13

2

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at September 30, 2016, related unaudited statements of operations and statements of cash flows for the three and nine months ended September 30, 2016 and 2015, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2015 Form 10-K.  Operating results for the period ended September 30, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2016	2015
	(Unaudited)

CURRENT ASSETS

Cash	$256	$3,778

Total Current Assets	256	3,778

TOTAL ASSETS	$256	$3,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$10,875	$10,020
Accrued interest - related party	62,160	52,554
Note payable - related party	146,184	131,944

Total Current Liabilities	219,219	194,518

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 6,000,000 shares issued and outstanding
at September 30, 2016 and December 31, 2015 respectively	60	60
Additional paid-in capital	58,157	53,657
Accumulated deficit	(277,180)	(244,457)

Total Stockholders' Deficit	(218,963)	(190,740)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$256	$3,778

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2016		2015	2016		2015

REVENUES	$-		$-	$-		$-

OPERATING EXPENSES

General and administrative	5,751		8,160	23,117		30,408

Total Operating Expenses	5,751		8,160	23,117		30,408

LOSS FROM OPERATIONS	(5,751)	-	(8,160)	(23,117)	-	(30,408)

OTHER EXPENSES

Interest expense	(3,279)		(3,019)	(9,606)		(8,935)

Total Other Expenses	(3,279)		(3,019)	(9,606)		(8,935)

LOSS BEFORE INCOME TAXES	(9,030)		(11,179)	(32,723)		(39,343)

PROVISION FOR INCOME TAXES	-		-	-		-

NET LOSS	$(9,030)		$(11,179)	$(32,723)		$(39,343)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)		$(0.00)	$(0.01)		$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000		6,000,000	6,000,000		6,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(32,723)	$(39,343)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	4,500	4,500
Expenses paid on Company's behalf
by a related party	-	2,075
Changes in operating assets and liabilities:
Accrued interest - related party	9,606	8,935
Accounts payable	855	14,540

Net Cash Used in Operating Activities	(17,762)	(9,293)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from
related party - note payable	14,240	-

Net Cash Provided by Financing Activities	(14,240)	-

NET CHANGE IN CASH	(3,522)	(9,293)

CASH AT BEGINNING OF PERIOD	3,778	16,002

CASH AT END OF PERIOD	$256	$6,709

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

1

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

September 30, 2016

(Unaudited)

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at ten percent per annum, is unsecured and is due and payable upon demand. The balance of this payable totaled $146,184 and $131,944 at September 30, 2016 and December 31, 2015, respectively.  Accrued interest on the note totaled $62,160 and $52,554 at September 30, 2016 and December 31, 2015, respectively.

NOTE 5 – CONTRIBUTED SERVICES

During the nine-month periods ended September

 30, 2016 and 2015, the Company’s sole officer has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually, or $4,500 for the nine-month periods ended September 30, 2016 and 2015.

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

Westgate Acquisitions Corporation (“Westgate” or the “company”) is an exploration stage company reflecting its acquisition of certain mining and/or mineral claims. The company intends to implement its initial exploration program to identify a mineral deposit as necessary funding is secured. Ongoing operating expenses, including preparing and filing this and other reports with the SEC, have historically been paid for by advances from stockholders.  We anticipate that necessary future funds for operations and to maintain corporate viability will most likely be provided by officers, directors or principal stockholders or from private sales of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to the company, or at all.

Results of Operations

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Westgate has not recorded revenues since inception.  During the three-month period ended September 30, 2016 (“third quarter”), we incurred a net loss of $9,030 compared to an $11,179 loss during the comparable 2015 third quarter.  The decreased net loss was due primarily to the decrease in general and administrative expenses from $8,160 for the third quarter of 2015 to $5,751 for the third quarter 2016, which is attributed to the decrease in professional and accounting expenses. The decreased net loss was partially offset by the increase in interest expense from $3,019 for the third quarter of 2015 to $3,279 for the third quarter 2016, due to interest on increased loans from stockholders.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

During the nine-month period ended September 30, 2016 (“first nine months”), we incurred a net loss of $32,723 compared to a $39,343 loss during the comparable first nine months of 2015.  The decreased net loss was also due primarily to the decrease in general and administrative expenses from $30,408 for the first nine months of 2015 to $23,117 for the first nine months of 2016, reflecting the decrease in professional and accounting expenses. The decreased net loss was partially offset by the increase in interest expense from $8,935 for the first nine months of 2015 to $9,606 for the first nine months of 2016, attributed to interest on increased loans from stockholders.

Liquidity and Capital Resources

At September 30, 2016, we had total assets consisting solely of cash of $256, compared to cash of $3,778 at December 31, 2015.  The decrease in cash is attributed to the payment of ongoing operating expenses during the first nine months of 2016. Company funds have been derived from stockholder loans.

At September 30, 2016, we had total current liabilities of $219,219, compared to current liabilities of $194,518 at December 31, 2015.  The increase in liabilities is primarily attributed to ongoing professional fees and additional loans from stockholders to pay for expenses. At September 30, 2016 we had a note payable - related party of $146,184, compared to $131,944 at December 31, 2015, which increase represents additional loans from stockholders.  Accrued interest on the related party note payable increased from $52,554 at December 31, 2015 to $62,160 at September 30, 2016, attributed to ongoing interest on the increase in debt.  Also, accounts payable of $10,020 at December 31, 2015 increased slightly to $10,875 at September 30, 2016. Expenses incurred during the first nine months of 2015 and first nine months of 2016 have been paid for by stockholders.

Because of our limited cash reserves and no operating revenues, we expect that ongoing expenses will continue to be paid by stockholder loans until such time as we can successfully find an acceptable source of outside funding. There is no assurance that our stockholders will continue indefinitely to provide additional funds or continue to pay our expenses.  Until we can begin to realize revenue from operations, it is likely that the only other source of funding future operations will be through the private sale of securities, either equity or debt.

At September 30, 2016, we had a stockholders’ deficit of $218,963 compared to a stockholders' deficit of $190,740 at December 31, 2015.  This increase in stockholders' deficit is attributed to ongoing business expenses, particularly legal and accounting costs, and increases in notes payable-related party and the interest thereon reflecting additional loans from stockholders.

We believe that our current cash and additional loans from stockholders will be sufficient to carry on general operations for the next three months. We expect that we will need to raise additional funds, most likely from the sale of securities or from stockholder loans, to be able to execute phase one of our exploration program. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.  We estimate that in addition to cash on hand, we will require an additional $25,000 to execute phase one of our exploration program through the end of 2016.

Plan of Operation

We have acquired for stock certain mining and/or mineral claims and/or leases located in Lincoln County, New Mexico. Accordingly, we are considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have no known mineral reserves on our properties and our proposed preliminary studies of the Claims is intended to be exploratory in nature.

Our current plan of operation reflects our objectives and anticipated growth for the next 12 months and beyond, identifying cash requirements to fulfill our business objectives.  We will need to raise additional funds during the next 12 months to complete our exploration commitments and to pay for general business and operating expenses. We believe current funds and potential loans from stockholders are sufficient to cover general and administrative expenses for at least the next three months.  However, we estimate that we will need additional funds to complete requisite initial geological reports as well as up to an additional $60,000 during the next twelve months to complete the second phase of exploration and to commence an exploratory drilling program.  Management plans to explore a possible private placement of our securities and/or debt financing to raise the additional fund, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

If we are able to complete our planned initial exploration programs and successfully identify a mineral deposit, we will need substantial additional funds for drilling and engineering studies to determine whether any identified mineral deposit is commercially viable. Management expects that due to the anticipated expense of a drilling program we may need to secure a strategic partner to proceed. If we are unable to raise additional funds for this work or secure a strategic partner, we would be unable to proceed, even if a mineral deposit is discovered and is believed to be commercially viable.

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

We do not anticipate making any major equipment purchasers or significant capital expenditures in the immediate future unless we have the necessary funds. We do not have employees and do not expect to add employees over the next 12 months, except for part-time clerical assistance on an as-needed basis and possibly engaging outside advisors or consultants as requisite funds are available. We anticipate that our current management team will satisfy our everyday operating requirements for the foreseeable future.

Due to our limited cash reserves, it may be necessary for officers, directors or stockholders to advance funds and we will most likely accrue expenses until a funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, we expect directors to defer any compensation until such time as we have sufficient funds.  We have not yet entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2016. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 21, 2016

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)