Form 10-Q/A
period 2016-09-30
WESTGATE ACQUISITIONS CORP
filed 2016-11-21
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Class

Outstanding as of November 21, 2016

Common Stock, $0.00001 par value

       6,000,000

Explanatory Note:

Filed to fix inadvertently mischecked shell corporation box. The Company is not a shell company. No other changes were made.

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