Form 10-K
period 2016-12-31
WESTGATE ACQUISITIONS CORP
filed 2017-04-18
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 [ X ]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

The number of shares of the registrant’s common stock outstanding as of April 17, 2017 was 6,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

WESTGATE ACQUISITIONS CORPORATION

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

3

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

8

Item 2.

Properties

8

Item 3.

Legal Proceedings

8

Item 4.

Mine Safety Disclosures

8

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

8

Item 6.

Selected Financial Data

10

Item 7.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

10

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

12

Item 8.

Financial Statements and Supplementary Data

12

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure

22

Item 9A.

Controls and Procedures

22

Item 9B

Other Information

23

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

23

Item 11.

Executive Compensation

24

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

24

Item 13.

Certain Relationships and Related Transactions and Director Independence

25

Item 14.

Principal Accounting Fees and Services

25

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

26

Signatures

27

PART I

Item 1.

Business.

Business Development

History

Westgate Acquisitions Corporation is an exploration stage company incorporated on September 8, 1999 in the State of Nevada. On November 30, 1999, the company filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form SB-2 under the Securities Act of 1933 to register the Company’s outstanding shares. The registration statement was subsequently abandoned. On February 6, 2008, the company filed a registration statement on Form 10 under the Securities Exchange Act of 1934.

On December 12, 2013, we finalized the acquisition of certain mining and/or mineral claims and/or leases located in Sections 15, 16, 21, 22, T 8 S, R 15 E, in the New Mexico Principal Meridian, Lincoln County, New Mexico (the “Claims”) from Blue Cap Development Corp. According to SEC Industry Guide No. 7, we are classified as an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have no known mineral reserves and our proposed preliminary studies of the Claims is exploratory in nature.

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

Current Business

We are currently engaged in the mineral exploration business and in the process of developing an exploration program to search for possible deposits of rare earth elements on our Claims. Whether we are able to complete a successful exploration program is dependent on our ability to raise sufficient capital. Rare earth elements are essential for a diverse and expanding array of high-technology applications and for many current and emerging alternative energy technologies, such as electric vehicles, energy-efficient lighting, and wind power. Examples of products that use rare earth elements are computer hard drives, smart phones, TV screens and wind turbines. Rare earth elements are also critical for a number of key defense systems such as lasers, radar, missile-guidance systems and other electronics.

Management believes that we need to raise adequate funding to implement a comprehensive exploration program. There can be no assurance that we will be able to secure the necessary funding to fulfill our goals, or that any future funding will be available on terms favorable to the company, or at all.

We have engaged Jesse Jennings of Territory Exploration, Sand Point, Idaho, to conduct preliminary studies of our Claims. Our exploration activities will be for rare earths, gold, silver and other minerals in various phases, but there can be no assurance that a commercially viable mineral deposit exists on our property. We believe that extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit. We intend to continue to examine the possibility of acquiring additional viable mineral leases that could potentially enhance our portfolio.

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

In the event we discover an ore body as a result of our exploration programs, management anticipates that we will need to raise significant additional funding to proceed further. The next phase could be accomplished by seeking a strategic partnership or joint venture with a much larger mining company in order to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using stand-alone large generator systems to provide necessary power. We intend to remain an exploration company and to seek a partner to further explore and operate our properties. Presently, there can be no assurance that we will discover minerals in a commercially viable amount or that we would be able to secure a strategic partner to provide necessary funding to become operational.

Regulatory Requirements

In order to maintain the our claims and/or leases, we must make annual maintenance fee payments to the Bureau Land Management (“BLM”) and State of New Mexico, due the 1st of September of each year. Payment to the BLM is $155 per claim. We currently own 8 BLM mineral leases.

Phase one of our exploration program, completing a preliminary geological report on our BLM mineral lease claims, require no permits or bonding, provided there is no surface land disturbance of more than one-third acre. Phase two, provided preliminary geological reports are favorable, will proceed with a drill program to confirm mineralization on these target areas from the surface to depth. If initial core samples show evidence of rare earth mineralization, a geological, grid maps will be produced to lay out an extensive drill program to define a potential mineable ore body. Phase two will require an “Access and Land Use Permit” from the BLM and State of New Mexico. Generally, this will require about 30 days for the filing process and cost approximately $12,000 for a bond to assure the reclamation of the subject areas. If we are successful in raising the requisite funds, we believe that processing the paperwork for the permit and securing the requisite bond can be completed during the third quarter of 2017 so that the permits can be in place to begin phase two by the fourth quarter of 2017.

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

We engaged Territory Exploration to stake our Claims and preform preliminary geologic assessment of the Capitan Property. Geologic work includes vein identification and mapping, representative outcrop and float sampling, vein rock assaying using Radiation Solutions RS-125, and mapping of structural and lithologic details. Veins are recognizable in hand specimen and via scintillometer readings. The veins are randomly oriented throughout the claim block, and range from less than 1 cm to over 1.5 m width, and a strike length of and from 10cm to 10 meters. Zones of radioactivity were identified using the scintillometer only, as there was no outcrop. These zones could possibly represent a buried vein or the complete erosion of a thorium rich vein and assimilation into the surrounding country rock. Field assay results were representative of the contacts between the host rock which was generally non-radioactive, and the distinct secondary intrusive suite of thorite bearing veins. Nineteen rock samples were collected and are representative of the vein extent on the Capitan Property. Preliminary assay results indicated a presence of Uranium and Thorium, although these results should not be considered conclusive.

We continue to seek necessary funding to complete an exploratory program. We believe that the most promising prospect to raise capital is the private sale of securities. Because we are an exploration stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain necessary additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms. It may be necessary for our officers, directors or principal stockholders to advance funds and we intend to hold expenses to a minimum and accrue expenses as possible until such time as adequate funding is secured. Further, directors and officers intend to defer any compensation until such time as our business warrants and adequate funds are available. As of the date hereof, we do not have in place an arrangement or definitive agreement for additional funding.

We do not have plans to hire employees in the immediate future, with the possible exception of part-time clerical assistance on an as-needed basis. We intend to use outside advisors or consultants only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner and proceed with our planned exploratory program during the next twelve months. We do not anticipate making any significant capital expenditures in the near future.

In the event our exploration program is successful and an ore body is discovered, significant additional funding would be necessary to proceed. In order to satisfy this need, we will consider seeking a strategic partnership or joint venture with a much larger mining company in order to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using stand-alone large generator systems to provide necessary power. It is our intent to remain an exploration company and to seek a partner to further explore and operate our properties. Presently, there can be no assurance that we will discover minerals in a commercially viable amount or that we would be able to secure a strategic partner to provide necessary funding to become operational.

Plan of Operations

Our plan of operation reflects objectives and anticipated growth for the next 12 months and beyond, identifying cash requirements to fulfill our business objectives. During the current fiscal year we anticipate needing approximately $75.000 to complete our planned exploration commitments. Phase one of our exploration plan is intended to define possible mineralized zones on our properties, which will further define potential drill targets. We will seek a mineral exploration report from a qualified, licensed geologist, which will describe in detail all of the exploration data, testing results and all other operations performed on the properties as well as a definitive further exploration program with suggested costs to enter into and perform the next phase of the expected exploration. We estimate that exploration expenditures to complete the phase one will be approximately $50,000. Results of each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will likely suspend operations on the property. We would then have to seek additional exploration properties and additional funding with which to conduct the work. In the event that we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

Phase two, depending on the results of phase one, will consist of refining target locations, commencing trenching, and obtaining metallurgical samples for milling and processing tests. Upon assessing the results, we will rank target sits, investigate possible mills, and securing necessary options and permits. Management estimates that we will need up to an additional $25,000 to complete phase two, including the cost to exercise the option to acquire additional claims and general expenses. We intend to explore a possible private placement of our securities and/or debt financing to raise the additional fund, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

In the event we complete our planned initial exploration programs and successfully identify a mineral deposit, we will need substantial additional funds for drilling and engineering studies to determine whether the mineral deposit is commercially viable. If we cannot raise additional funds for this work, we would be unable to proceed, even if a viable mineral deposit is discovered.

Our total exploration expenditures for phase one and two are expected to be approximately $87,000. Each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will suspend operations on the property. We will then seek additional exploration properties and additional funding with which to conduct the work. In the event that we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

If we are able to secure funding necessary to implement an exploration program, we will be subject to regulation by numerous governmental authorities. In order to maintain our claims, we must make annual payments to the BLM and the State of New Mexico. If we proceed to phase two drilling, we must secure an Access and Land Use Permit. Subsequently, operating and environmental permits will be required from applicable regulatory bodies using technical applications filed by us. The failure or delay in obtaining regulatory approvals or licenses will adversely affect our ability to explore our property and otherwise carry out our business plan.

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

Inclusion on the OTCQB or OTC Pink will permit price quotations for our shares to be published by that service, although we do not anticipate a public trading market in our shares in the immediate future. Other than this application, we have no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in our commons stock. There can be no assurance that our shares will be accepted for quotation and trading on any recognized trading market. Also, there is no assurance that a public trading market will develop following acceptance for trading or at any other time in the future or, that if such a market does develop, that it can be sustained.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in a particular state.

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

 Rule 144

Shares of our outstanding common stock are deemed “restricted securities,” as defined by Rule 144 under the Securities Act of 1933 (the “Securities Act”), unless otherwise included in a registration statement. Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted or non-restricted control shares. The SEC amended Rule 144, effective February 15, 2008.

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

Because we were previously classified as a “shell” company, stockholders who hold restricted shares are not able to rely on Rule 144 until one year after we ceased to be a shell company and have filed with the SEC adequate information that we are no longer a shell company. On December 17, 2013, we filed a Form 8-K Current Report announcing that we completed the Acquisition Agreement and that we were no longer considered a shell company. The information included in the Form 8-K was intended to be adequate information that would otherwise be included in a registration statements. Accordingly, our stockholders, both affiliates and non-affiliates, would not become eligible to use Rule 144 until one year from the initial filing of the Form 8-K.

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

We are considered an exploration stage company. Ongoing operating expenses, including costs associated with preparing and filing reports with the SEC, have historically been paid for by stockholder advances. We believe that future necessary funds to maintain corporate viability and to fund our planned exploration will most likely be provided by officers, directors or principal stockholders, or possibly from private sales of securities, either debt or equity. However, there is no assurance that we will be able to realize such funds on terms favorable to the company, or at all.

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

Results of Operations

We have not realized revenues since inception. For the year ended December 31, 2016, our net loss decreased to $42,136, compared to a loss of $45,232 for the year ended December 31, 2015. For 2016, total expenses were $29,204 compared to $33,194 in 2015, primarily attributed to a decrease in professional fees for accounting and legal expenses. During 2016, general and administrative expenses decreased to $9,199 compared to $33,194 in 2015, primarily due to treating professional fees of $20,005 as a separate category in 2016. In 2015, professional fees and general and administrative expenses were lumped together. Also in 2016, interest expense increased to $12,932 compared to $12,038 in 2015, due to the increase in notes payable to related parties and accompanying increase in accrued interest. From inception through December 31, 2016, we have recorded a cumulative net loss of $286,593.

Liquidity and Capital Resources

Ongoing operating expenses incurred during 2016 and 2015 have been paid for by advances and loans from a stockholder. At December 31, 2016, we had total assets consisting of cash of $169 compared to cash of $3,778 at December 31, 2015. At December 31, 2016, we had current liabilities of $227,045 compared to $194,518 at December 31, 2015. The increase in liabilities at December 31, 2016 is primarily attributed to the $20,690 increase in note payable - related party, from $131,944 at December 31, 2015 to $152,634 at December 31, 2016, due to new loans from stockholders, and the $12,932 increase in accrued interest – related party, from $52,554 at December 31, 2015 to $65,486 at December 31, 2016, which reflects interest on the increase in related party note payable. At December 31, 2016, accounts payable decreased $1,095 to $8,925 from $10,020 at December 31, 2015.

Total stockholders’ deficit at December 31, 2016 was $226,876 compared to a deficit of $190,740 at December 31, 2015. Because of the company’s limited cash reserves, we believe we must continue to rely on stockholders to pay expenses until such time as we can successfully find a source of outside funding or that our operations begin to generate revenues.

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $244,186 as of December 31, 2016. This loss carry forward may be offset against future taxable income through the year 2036. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2016 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 8.

Financial Statements and Supplementary Data.

Financial statements for the fiscal year ended December 31, 2015 by Sadler, Gibb & Associates, L.L.C., and for fiscal year ended December 31, 2016 by Pinaki & Associates LLC, have been examined to the extent indicated in their reports as independent registered public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE 19711

Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors

Westgate Acquisitions Corporation

2681 East Parleys Way,

Suite 204

Salt Lake City, Utah 84109

We have audited the accompanying consolidated balance sheets of Westgate Acquisitions Corporation as of December 31, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westgate Acquisitions Corporation as of December 31, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/d

Pinaki & Associates, LLC Newark, DE

April 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Westgate Acquisitions Corporation

We have audited the accompanying consolidated balance sheet of Westgate Acquisitions Corporation (the Company) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westgate Acquisitions Corporation as of December 31, 2015, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 13, 2016

WESTGATE ACQUISITIONS CORPORATION
Balance Sheets

ASSETS

	December 31,	December 31,
	2016	2015

CURRENT ASSETS

Cash	$169	$3,778

Total Current Assets	169	3,778

TOTAL ASSETS	$169	$3,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$8,925	$10,020
Accrued interest - related party	65,486	52,554
Note payable - related party	152,634	131,944

Total Current Liabilities	227,045	194,518

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 6,000,000 and 6,000,000
shares issued and outstanding, respectively	60	60
Additional paid-in capital	59,657	53,657
Accumulated Deficit	(286,593)	(244,457)

Total Stockholders' Deficit	(226,876)	(190,740)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$169	$3,778

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

REVENUES	$-	$-

EXPENSES
Professional Fees	20,005
General and administrative	9,199	33,194

Total Expenses	29,204	33,194

LOSS FROM OPERATIONS	(29,204)	(33,194)

OTHER EXPENSES

Interest expense	(12,932)	(12,038)

Total Other Expenses	(12,932)	(12,038)

LOSS BEFORE INCOME TAXES	(42,136)	(45,232)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(42,136)	$(45,232)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	6,000,000	6,000,000

The accompanying notes are an integral part of these financial statements

WESTGATE ACQUISITIONS CORPORATION
Statements of Stockholders' Deficit

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2014	6,000,000	$60	$47,657	$(199,225)	$(151,508)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2015	-	-	-	(45,232)	(45,232)

Balance, December 31, 2015	6,000,000	$60	$53,657	$(244,457)	$(190,740)

Net loss for the year ended
December 31, 2016	-	-	-	(42,136)	(42,136)

Balance, December 31, 2016	6,000,000	$60	$53,657	$(331,824)	$(278,108)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(42,136)	$(45,232)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	6,000	6,000
Expenses paid on Company's behalf
by a related party	20,690	14,225
Impairment of mining claims	-	-
Changes in operating assets and liabilities:
Change in accrued interest - related party	12,932	12,038
Change in accounts payable	(1,095)	745

Net Cash Used in
Operating Activities	(3,609)	(12,224)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	-	-
Common stock issued for cash	-	-

Net Cash Provided by
Financing Activities	-	-

NET INCREASE IN CASH	(3,609)	(12,224)

CASH AT BEGINNING OF PERIOD	3,778	16,002

CASH AT END OF PERIOD	$169	$3,778

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

December 31, 2016 and 2015

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2016 and 2015.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2016 and 2015.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2016 and 2015.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

Income Taxes (Continued)

	December 31, 2016	December 31, 2015
Income tax expense at statutory rate	$ (17,040)	$ (17,040)
Contributed services	2,340	2,340
Impairment of mining claims	0	0
Change in valuation allowance	15,300	15,300
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	December 31, 2016	December 31, 2015
NOL carryover	$ (95,233)	$ (95,233)
Contributed capital	18,408	18,408
Impairment of mining claims	7	7
Change in valuation allowance	76,818	76,818
Net deferred tax asset	$ -	$ -

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

Stock-Based Compensation.

As of December 31, 2016, the Company has not issued any share-based payments to its employees.

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2016 the Company had not recorded any stock-based compensation expense.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

2.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $286,593 as of December 31, 2016. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

 3.   NOTE PAYABLE-RELATED PARTY

As of December 31, 2016 and 2015, the Company had a note payable to a shareholder of $152,634 and $131,944, respectively. The note payable is unsecured, accrues interest at 10% per annum and is due upon demand. As of December 31, 2016 and 2015, the Company owes $65,486 and $52,554 of accrued interest to the related party, respectively.

4.   CONTRIBUTED SERVICES

During the years ended December 31, 2016 and 2015, a Company officer has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 for each of the years ended December 31, 2016 and 2015.

5.   SUBSEQUENT EVENTS

In accordance with SFAS 165 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

Management has concluded that controls over both disclosure controls and financial reporting controls are not effective due to material weaknesses in maintaining sufficient segregation of duties. Due our size and limited resources, we are unable at this time to implement and maintain proper segregation of duties.

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

 47

President, CEO and Director

Rachel Winn

 46

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

The business experience of each of the persons listed above during the past five years is as follows:

Geoff Williams. Mr. Williams has served as a director and President of our company since its inception in September 1999. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts. Mr. Williams also serves as our principal financial officer and principal accounting officer. Mr. Williams has served as a director, President and C.E.O. of Protect Pharmaceutical Corp. from February 14, 2012 to November 2016 and was also a director of U.S. Rare Earths, Inc. from November 2011 to August 2012.

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

Code of Ethics

We currently do not have a code of ethics. As our business develops, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.

Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2016 and 2015. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

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

(1)

Based upon 6,000,000 shares of common stock outstanding on April 17, 2017.

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

Audit Fees

As of February 9, 2017, we engaged Pinaki & Associates LLC as our new independent registered public accounting firm to audit our annual financial statements for the year ended December 31, 2016. Pinaki & Associates billed us $1,500 for the audit of our December 31, 2016 financial statements included in this Form 10-K. Our former auditors, Sadler, Gibb & Associates, billed us $4,000 for the audit of our annual financial statements included in our annual report for the year ended December 31, 2016. They also billed us $6,000 for the reviews of our quarterly reports during 2016.

Audit Related Fees

For the year ended December 31, 2016 and 2015, there were no fees billed for assurance and related services by Sadler, Gibb & Associates or Pinaki & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2016 and 2015, no fees were billed by Sadler, Gibb & Associates or Pinaki & Associates for tax compliance, tax advice and tax planning.

We do not use Sadler, Gibb & Associates or Pinaki for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Sadler, Gibb & Associates or Pinaki & Associates to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Sadler, Gibb & Associates and Pinaki & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining those firms’ independence.

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

Dated: April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

     Title

  Date

 April 17, 2017

/S/ GEOFF WILLIAMS

President, C.E.O. and director

Geoff Williams

Principal Financial Officer

Principal Accounting Officer

 April 17, 2017

/S/ RACHEL WINN

Secretary and Director

Rachel Winn

24