Form 10-Q
period 2017-03-31
WESTGATE ACQUISITIONS CORP
filed 2017-05-12
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2017

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

Outstanding as of May 12, 2017

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

13

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at March 31, 2017, related unaudited statements of operations and statements of cash flows for the three months ended March 31, 2017 and 2016, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2016 Form 10-K.  Operating results for the period ended March 31, 2017, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2017 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2017	2016
	(Unaudited)

CURRENT ASSETS

Cash	$246	$1,686

Total Current Assets	246	1,686

TOTAL ASSETS	$246	$1,686

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$7,850	$10,100
Accrued interest - related party	68,853	55,657
Note payable - related party	155,264	131,944

Total Current Liabilities	231,967	197,701

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 6,000,000 and 6,000,000 shares issued and outstanding
at March 31, 2017 and December 31, 2016 respectively	60	60
Additional paid-in capital	61,157	55,157
Deficit accumulated during the development stage	(292,937)	(251,232)

Total Stockholders' Deficit	(231,720)	(196,015)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$246	$1,686

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
Condesnsed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2017		2016

REVENUES	$-		$-

OPERATING EXPENSES

General and administrative	7,127		3,672

Total Operating Expenses	7,127		3,672

LOSS FROM OPERATIONS	(7,127)	-	(3,672)

OTHER EXPENSES

Interest expense	(6,693)		(3,103)

Total Other Expenses	(6,693)		(3,103)

LOSS BEFORE INCOME TAXES	(13,820)		(6,775)

PROVISION FOR INCOME TAXES	-		-

NET LOSS	$(13,820)		$(6,775)

BASIC AND DILUTED LOSS PER SHARE	$0.00		$0.00

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000		6,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
2017	2016

OPERATING ACTIVITIES

Net loss	$(8,994)	$(6,775)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	1,500	1,500
Expenses paid on Company's behalf by a related party	5,280	-
Impairment of mining claims	-	-
Changes in operating assets and liabilities:
Change in accrued interest - related party	3,367	3,103
Change in accounts payable	(1,075)	80

Net Cash Used in Operating Activities	78	(2,092)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	78	(2,092)

CASH AT BEGINNING OF PERIOD	169	3,778

CASH AT END OF PERIOD	$247	$1,686

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

March 31, 2017 and December 31, 2016

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

March 31, 2017 and December 31, 2016

(Unaudited)

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $155,264 and $131,944 at March 31, 2017, and December 31, 2016, respectively.  The balance in interest accrued on the note totaled $68,853 and $55,657 at March 31, 2017 and December 31, 2016, respectively.

NOTE 5 – CONTRIBUTED SERVICES

During the three months ended March 31, 2017 and 2016, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually or $1,500 for each period ended March 31, 2017 and 2016.

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

Westgate Acquisitions Corporation (“Westgate” or the “company”) is an exploration stage company reflecting its acquisition of certain mining and/or mineral claims. The company plans to implement an initial exploration program to identify a mineral deposit as necessary funding is secured. Ongoing operating expenses, including preparing and filing this and other reports with the SEC, have historically been paid for by advances from stockholders.  We anticipate that necessary future funds for operations and to maintain corporate viability will most likely be provided by officers, directors or principal stockholders or from private sales of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to the company, or at all.

Results of Operations

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

We have not recorded revenues since inception.  During the three-month period ended March 31, 2017 (“first quarter”), we incurred a net loss of $13,820 compared to a $6,775 loss during the comparable 2016 first quarter.  The increase in net loss was due partially to the increase in general and administrative expenses from $3,672 for the first quarter of 2016 to $7,127 for the first quarter 2017, attributed to the increase in professional and accounting expenses. The increased net loss was also due to the increase in interest expense from $3,103 for the first quarter of 2016 to $6,693 for the first quarter 2017, due to interest on increased loans from stockholders.

Liquidity and Capital Resources

At March 31, 2017, we had total assets consisting solely of cash of $246, compared to cash of $1,686 at December 31, 2016.  The decrease in cash is attributed to payment of ongoing operating expenses during the first quarter of 2016. Company funds have historically been derived from stockholder loans.

At March 31, 2017, we had total current liabilities of $231,967, compared to current liabilities of $197,701 at December 31, 2016.  The increase in liabilities is attributed to ongoing professional fees and additional loans from stockholders to pay for expenses. At March 31, 2017 we had a note payable - related party of $155,264, compared to $131,944 at December 31, 2016, which represents additional loans from stockholders.  Accrued interest on the related party note payable increased from $55,657 at December 31, 2016 to $68,853 at March 31, 2017, attributed to ongoing interest on the increase in debt.  The increase in current liabilities was partially offset by a decrease in accounts payable from $10,100 at December 31, 2016 to $7.850 at March 31, 2017, which reflects payments made to creditors during the quarter. Expenses incurred during the first quarter 2017 have been paid by stockholders.

Because of our limited cash reserves and no operating revenues,

We expect ongoing expenses to continue to be paid by stockholder loans until such time as we can successfully find an acceptable source of outside funding or begin to realize revenues from operations. There can be no assurance that our stockholders will continue indefinitely to provide additional funds or continue to pay our expenses.  Until we can begin to realize revenue from operations, it is likely that the only other source of funding our ongoing business will be through the private sale of securities, either equity or debt.

At March 31, 2017, we had a stockholders’ deficit of $231,720 compared to a stockholders' deficit of $196,015 at December 31, 2016.  This increase in stockholders' deficit is attributed to ongoing business expenses, particularly legal and accounting costs, and increases in notes payable-related party and the interest thereon reflecting additional loans from stockholders.

We believe that we will need to raise addition funds to carry on general operations for the next three months. These funds will most likely come from additional loans from stockholders.  In the future, we will we will need to raise additional funds to be able to execute phase one of our exploration program. We believe the most likely source of these funds will be the sale of securities. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.  We estimate that in addition to cash on hand, we will require an additional $50,000 to execute phase one of our exploration program through the end of 2017.

Plan of Operation

We hold certain mining and/or mineral claims and/or leases located in Lincoln County, New Mexico. Accordingly, we are considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have no known mineral reserves on our properties and our proposed preliminary studies of our claims is intended to be exploratory in nature.

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

Our business plan calls for exploration on our properties to be conducted as Phase One and Phase Two. Total exploration expenditures for Phase One and Phase Two are expected to be approximately $87,000. Management will assess each phase of our proposed exploration to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will most likely suspend operations on the property. In that event, we would need to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2017. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 12, 2017

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)