Form 10-Q
period 2017-06-30
WESTGATE ACQUISITIONS CORP
filed 2017-08-08
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2017

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

Smaller reporting company[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class          Outstanding as of August 7, 2017

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

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at June 30, 2017, related unaudited statements of operations and statements of cash flows for the three and six months ended June 30, 2017 and 2016, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2016 Form 10-K.  Operating results for the period ended June 30, 2017, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2017 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2017	2016
	(Unaudited)

CURRENT ASSETS

Cash	$213	$169

Total Current Assets	213	169

TOTAL ASSETS	$213	$169

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$7,850	$8,925
Accrued interest - related party	72,262	65,486
Note payable - related party	161,652	152,634

Total Current Liabilities	241,763	227,045

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 6,000,000 and 5,000,000 shares issued and outstanding
at June 30, 2015 and December 31, 2014 respectively	60	60
Additional paid-in capital	62,657	59,657
Deficit accumulated during the development stage	(304,267)	(286,593)

Total Stockholders' Deficit	(241,550)	(226,876)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$213	$169

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2017		2016	2017	2016

REVENUES	$-		$-	$-	$-

OPERATING EXPENSES

General and administrative	7,951		13,694	10,898	17,366

Total Operating Expenses	7,951		13,694	10,898	17,366

LOSS FROM OPERATIONS	(7,951)	-	(13,694)	(10,898)	(17,366)

OTHER EXPENSES

Interest expense	(3,409)		(3,224)	(6,776)	(6,327)

Total Other Expenses	(3,409)		(3,224)	(6,776)	(6,327)

LOSS BEFORE INCOME TAXES	(11,360)		(16,918)	(17,674)	(23,693)

PROVISION FOR INCOME TAXES	-		-	-	-

NET LOSS	$(11,330)		$(16,918)	$(17,674)	$(23,693)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)		$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000		6,000,000	6,000,000	6,000,000

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

OPERATING ACTIVITIES

Net loss	$(17,674)	$(23,693)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	3,000	3,000
Expenses paid on Company's behalf
by a related party	9,017	-
Changes in operating assets and liabilities:
Accrued interest - related party	6,776	6,327
Accounts payable	(1,075)	855

Net Cash Used in Operating Activities	44	(13,511)

FINANCING ACTIVITIES	-	9,760

NET DECREASE IN CASH	44	(3,751)

CASH AT BEGINNING OF PERIOD	169	3,778

CASH AT END OF PERIOD	$213	$27

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

 NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $161,652 and $131,944 at June 30, 2017, and March 31, 2016, respectively.  The balance in interest accrued on the note totaled $72,262 and $55,657 at June 30, 2017 and March 31, 2016, respectively.

NOTE 5 – CONTRIBUTED SERVICES

During the six months ended June 30, 2017 and 2016, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually or $1,500 for each period ended June 30, 2017 and 2016.

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

Westgate Acquisitions Corporation (“Westgate” or the “company”) is defined as an exploration stage company due to its acquisition of certain mining and/or mineral claims. As necessary funding becomes available, the company intends to implement an initial exploration program with the goal of identifying a mineral deposit. Ongoing operating expenses, including the preparation and filing of this and other requisite reports with the SEC, have historically been paid for by advances from stockholders.  We anticipate that future necessary funds for operations and to maintain corporate viability will most likely be provided by loans from officers, directors or stockholders, or from private sales of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to the company, or at all.

Results of Operations

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

The company has not recorded revenues since inception.  During the three-month period ended June 30, 2017 (“second quarter”), we incurred a net loss of $11,330 compared to a $16,918 net loss during the comparable 2016 second quarter.  The decrease in net loss was due to the decrease in general and administrative expenses from $13,694 for the second quarter of 2016 to $7,921 for the second quarter 2017, primarily attributed to a decrease in professional and accounting expenses. The decreased net loss was partially offset by a slight increase in interest expense from $3,224 for the second quarter of 2016 to $3,409 for the second quarter 2017, due to interest on increased loans from stockholders.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

During the six-month period ended June 30, 2017 (“first half”), we incurred a net loss of $17,644 compared to a $23,693 loss during the comparable first half of 2016.  The decreased net loss was also due primarily to the decrease in general and administrative expenses from $17,366 for the first half of 2016 to $10,868 for the first half of 2017, reflecting the decrease in professional and accounting expenses. The decreased net loss was partially offset by the increase in interest expense from $6,327 for the first half of 2016 to $6,776 for the first half of 2017, attributed to interest on increased loans from stockholders.

Liquidity and Capital Resources

At June 30, 2017, we had total assets consisting solely of cash of $213, compared to cash of $169 at December 31, 2016.  The slight increase is due to advances from stockholders used to pay ongoing operating expenses during the first half of 2017. Company funds have historically been derived from stockholder loans.

At June 30, 2017, we had total current liabilities of $241,763, compared to current liabilities of $227,045 at December 31, 2016.  The increase in liabilities is attributed to ongoing professional fees and additional loans from stockholders to pay ongoing expenses. At June 30, 2017 we had a note payable - related party of $161,652, compared to $152,634 at December 31, 2016, which represents additional loans from stockholders.  Accrued interest on the related party note payable increased from $65,486 at December 31, 2016 to $72,262 at June 30, 2017, attributed to ongoing interest on the increase in debt.  The increase in current liabilities was partially offset by a decrease in accounts payable from $8,925 at December 31, 2016 to $7,850 at June 30, 2017, which reflects payments made to creditors during the period. Expenses incurred during the first half of 2017 have been paid by stockholders.

Because of our limited cash reserves and no operating revenues, we anticipate ongoing expenses to continue to be paid by stockholder loans until such time as we realize revenues from operations. In the interim, unless we find an acceptable source of outside funding we will continue to rely on stockholder financing. There can be no assurance that our stockholders will continue indefinitely to provide additional funds or continue to pay our expenses.  Until we realize revenue from operations, it is likely that the only other source of funding will be through the private sale of securities, either equity or debt.

At June 30, 2017, we had a stockholders’ deficit of $241,550 compared to a stockholders' deficit of $226,876 at December 31, 2016.  This increase in stockholders' deficit is attributed to ongoing general and administrative expenses and increases in notes payable-related party and the interest thereon, reflecting additional loans from stockholders.

We believe that we need to raise addition funds to carry on general operations through the end of 2017. These funds will most likely come from additional loans from stockholders.  In the future, we will we will need to raise additional funds to be able to execute our exploration program. We believe the most likely source of these funds will be the sale of securities. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.  We estimate that in addition to cash on hand, we will require an additional $50,000 to execute phase one of our exploration program through the end of 2017.

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

Our plan of operation reflects objectives and anticipated growth for the next 12 months and beyond, identifying cash requirements to fulfill our business objectives. During the next 12 months we anticipate needing approximately $75,000 to complete our planned exploration commitments. Phase one of our exploration plan is intended to define possible mineralized zones on our properties, which will further define potential drill targets. We will seek a mineral exploration report from a qualified, licensed geologist, which will describe in detail all of the exploration data, testing results and all other operations performed on the properties as well as a definitive further exploration program with suggested costs to enter into and perform the next phase of the expected exploration. We estimate that exploration expenditures to complete the phase one will be approximately $50,000. Results of each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will likely suspend operations on the property. We would then have to seek additional exploration properties and additional funding with which to conduct the work. In the event that we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

Our business plan calls for exploration on our properties to be conducted as Phase One and Phase Two. Total exploration expenditures for Phase One and Phase Two are expected to be approximately $75,000. Management will assess each phase of our proposed exploration to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will most likely suspend operations on the property. In that event, we would need to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2017. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 7, 2017

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

3