Form 10-Q
period 2017-09-30
WESTGATE ACQUISITIONS CORP
filed 2017-12-08
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2017

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

Outstanding as of December 7, 2017

Common Stock, $0.00001 par value

       6,000,000

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

9

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

11

Item 4.

Controls and Procedures

11

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

12

Item 1A.

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

     Signatures…………………………………………………………………………

13

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at September 30, 2017, related unaudited statements of operations and statements of cash flows for the three and nine months ended September 30, 2017 and 2016, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2016 Form 10-K.  Operating results for the period ended September 30, 2017, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2017 or any other subsequent period.

3

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets (Unaudited)

ASSETS

	September 30,	December 31,
	2017	2016

CURRENT ASSETS

Cash	$183	$169

Total Current Assets	183	169

TOTAL ASSETS	$183	$169

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$8,705	$8,925
Accrued interest - related party	75,670	65,486
Note payable - related party	162,272	152,634

Total Current Liabilities	246,647	227,045

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized at $0.00001
par value, 6,000,000 and 6,000,000 shares issued and outstanding
at September 30, 2017 and December 31, 2016 respectively	60	60
Additional paid-in capital	64,157	59,657
Accumulated deficit	(310,681)	(286,593)

Total Stockholders' Deficit	(246,464)	(226,876)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$183	$169

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	3,006	5,751	13,904	23,117

Total Operating Expenses	3,006	5,751	13,904	23,117

LOSS FROM OPERATIONS	(3,006)	(5,751)	(13,904)	(23,117)

OTHER EXPENSES

Interest expense	(3,409)	(3,279)	(10,184)	(9,606)

Total Other Expenses	(3,409)	(3,279)	(10,184)	(9,606)

LOSS BEFORE INCOME TAXES	(6,414)	(9,030)	(24,088)	(32,723)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(6,414)	$(9,030)	$(24,088)	$(32,723)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

OPERATING ACTIVITIES

Net loss	$(24,088)	$(32,723)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Services contributed by shareholders	4,500	4,500
Changes in operating assets and liabilities:
Accrued interest - related party	10,184	9,606
Accounts payable	(220)	855

Net Cash Provided By (Used in) Operating Activities	(9,624)	(17,762)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from related party - note payable	9,638	14,240

Net Cash Provided by Financing Activities	9,638	14,240

NET INCREASE (DECREASE) IN CASH	14	(3,522)

CASH AT BEGINNING OF PERIOD	169	3,778

CASH AT END OF PERIOD	$183	$256

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

WESTGATE ACQUISITIONS CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2017, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

 NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $162,272 and $152,634 at September 30, 2017, and December 31, 2016, respectively.  The balance in interest accrued on the note totaled $75,670 and $65,486 at September 30, 2017 and December 31, 2016, respectively. The Company accrued $3,409 and $3,279 in interest expense during the three month periods ended September 30, 2017 and 2016, respectively.  The Company accrued $10,184 and $9,606 in interest expense during the nine month periods ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017 and 2016, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually or $4,500 for the nine months period ended September 30, 2017 and 2016. This amount is recorded in additional paid-in capital.

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

Results of Operations

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Westgate has not recorded revenues since inception.  During the three-month period ended September 30, 2017 (“third quarter”), we incurred a net loss of $6,414 compared to a $9,030 net loss during the comparable 2016 third quarter.  The decrease in net loss was due to the decrease in general and administrative expenses from $5,751 for the third quarter of 2016 to $3,006 for the third quarter 2017, primarily attributed to a decrease in professional and accounting expenses. The decreased net loss was partially offset by a slight increase in interest expense from $3,279 for the third quarter of 2016 to $3,409 for the third quarter 2017, due to interest on increased loans from stockholders.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

During the nine-month period ended September 30, 2017 (“first nine months”), we incurred a net loss of $24,088 compared to a $32,723 loss during the comparable first nine months of 2016.  The decreased net loss was also due primarily to the decrease in general and administrative expenses from $23,117 for the first nine months of 2016 to $13,904 for the first nine months of 2017, reflecting the decrease in professional and accounting expenses associated with legal fees. The decreased net loss was partially offset by the increase in interest expense from $9,606 for the first nine months of 2016 to $10,184 for the first nine months of 2017, attributed to interest on increased loans from stockholders.

Liquidity and Capital Resources

At September 30, 2017, we had total assets consisting solely of cash of $183, compared to cash of $169 at December 31, 2016.  The slight increase is due to advances from stockholders used to pay ongoing operating expenses during the first nine months of 2017. Company funds have historically been derived from stockholder loans.

At September 30, 2017, we had total current liabilities of $246,647, compared to current liabilities of $227,045 at December 31, 2016.  The increase in liabilities is attributed to ongoing professional fees and additional loans from stockholders to pay ongoing expenses during the first nine months of 2017. At September 30, 2017 we had a note payable - related party of $162,272, compared to $152,634 at December 31, 2016, which represents additional loans from stockholders.  Accrued interest on the related party note payable increased from $65,486 at December 31, 2016 to $75,670 at September 30, 2017, attributed to ongoing interest on the increase in debt.  The increase in current liabilities was partially offset by a slight decrease in accounts payable from $8,925 at December 31, 2016 to $8,705 at September 30, 2017, which reflects payments made to creditors during the period. Expenses incurred during the first nine months of 2017 have been paid by stockholders.

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

At September 30, 2017, we had a stockholders’ deficit of $246,464 compared to a stockholders' deficit of $226,876 at December 31, 2016.  This increase in stockholders' deficit is attributed to ongoing general and administrative expenses and increases in notes payable-related party and the interest thereon, reflecting additional loans from stockholders.

We believe that we need to raise addition funds to carry on general operations through the end of 2017. These funds will most likely come from additional loans from stockholders.  In the future, we will we will need to raise additional funds to be able to execute our exploration program. We believe the most likely source of these funds will be the sale of securities. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.  We estimate that we will require approximately $50,000 to execute phase one of our exploration program through the end of 2017 and into the first half of 2018.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2017. Based on its evaluation,

11

management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTGATE ACQUISITIONS CORPORATION

Date: December 7, 2017

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

13