Form 10-K
period 2017-12-31
WESTGATE ACQUISITIONS CORP
filed 2018-04-13
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 [ X ]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

 [ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-53084

WESTGATE ACQUISITIONS CORPORATION

(Exact name of registrant as specified in its charter)

 Nevada

    87-0639379

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

4190 South Highland Drive, Suite 230, Salt Lake City, Utah 84124

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Emerging Growth company

[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of March 30, 2017, the last business day of the registrant’s most recently completed fiscal year, was $-0-. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of March 30, 2017 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 12, 2018 was 6,000,000.

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

21

Item 9A.

Controls and Procedures

21

Item 9B

Other Information

22

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

22

Item 11.

Executive Compensation

23

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

23

Item 13.

Certain Relationships and Related Transactions and Director Independence

24

Item 14.

Principal Accounting Fees and Services

24

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

25

Signatures

26

As used in this report, unless otherwise indicated, “we”, “us”, “our”, “Westgate” and the “company” refer to Westgate Acquisitions Corporation.

PART I

Item 1.

Business.

Business Development

History

Westgate Acquisitions Corporation was incorporated on September 8, 1999 in the State of Nevada. On November 30, 1999, the company filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form SB-2 under the Securities Act of 1933 to register the Company’s outstanding shares. The registration statement was subsequently abandoned. On February 6, 2008, the company filed a registration statement on Form 10 under the Securities Exchange Act of 1934.

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

In consideration for the acquired Claims, we issued to Blue Cap 1.0 million shares of authorized, but previously unissued common stock. The consideration was negotiated between the parties and the 1.0 million shares represent 16.67% of Westgate’s 6.0 million total outstanding shares presently outstanding.

Current Business

We are engaged in the mineral exploration business in the process of developing an exploration program to search for possible deposits of rare earth elements on our Claims. Whether we complete a successful exploration program is dependent on our ability to raise sufficient capital. Rare earth elements are essential for a diverse and expanding array of high-technology applications and for many current and emerging alternative energy technologies, such as electric vehicles, energy-efficient lighting, and wind power. Examples of products that use rare earth elements are computer hard drives, smart phones, TV screens and wind turbines. Rare earth elements are also critical for a number of key defense systems such as lasers, radar, missile-guidance systems and other electronics.

Management believes we need to raise adequate funding to implement a comprehensive exploration program. There can be no assurance that we will be able to secure the necessary funding to fulfill our goals, or that any future funding will be available on terms favorable to the company, or at all.

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

Our Claims are in four blocks in a semi-remote area with no infrastructure in place. The only access to the properties is by historic gravel or dirt roads and trails. There is no current access to water or power, although we do not foresee a need during the initial phases of exploration. Typically, contract personnel carry their own water and have portable generators for operations, including phase two drill programs. Drilling operators supply tanker trucks for their water needs.

If our exploration program results in the discovery of an ore body, management anticipates we will need to raise significant additional funding to proceed further. The next phase could alternatively be accomplished by seeking a strategic partnership or joint venture with a much larger mining company to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using stand-alone large generator systems to provide necessary power. We intend to remain an exploration company and to seek a partner to further explore and operate our properties. There can be no assurance that we will discover minerals in a commercially viable amount, or that we would be able to secure a strategic partner to provide necessary funding to become operational.

Regulatory Requirements

To maintain our claims and/or leases, we must make annual maintenance fee payments to the Bureau Land Management (“BLM”) and State of New Mexico, due the 1st of September of each year. Payment to the BLM is $155 per claim. We currently own 8 BLM mineral leases.

Phase one of our planned exploration program, completing a preliminary geological report on our BLM mineral lease claims, require no permits or bonding, provided there is no surface land disturbance of more than one-third acre. Phase two, provided preliminary geological reports are favorable, will proceed with a drill program to confirm mineralization on these target areas from the surface to depth. If initial core samples show evidence of rare earth mineralization, a geological, grid map will be produced to lay out an extensive drill program to define a potential mineable ore body. Phase two will require an “Access and Land Use Permit” from the BLM and State of New Mexico. Generally, this will require about 30 days for the filing process and cost approximately $15,000 for a bond to assure the reclamation of the subject areas. We continue to seek necessary funding and if we are successful, we believe we would not be able commence phase two until the latter half of 2018.

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

We engaged Territory Exploration to stake our Claims and preform preliminary geologic assessment of the Capitan Property. Geologic work includes vein identification and mapping, representative outcrop and float sampling, vein rock assaying using Radiation Solutions RS-125, and mapping of structural and lithologic details. Veins are recognizable in hand specimen and via scintillometer readings. The veins are randomly oriented throughout the claim block and range from less than 1 cm to over 1.5 m width, and a strike length of and from 10cm to 10 meters. Zones of radioactivity were identified using the scintillometer only, as there was no outcrop. These zones could possibly represent a buried vein or the complete erosion of a thorium rich vein and assimilation into the surrounding country rock. Field assay results were representative of the contacts between the host rock which was generally non-radioactive, and the distinct secondary intrusive suite of thorite bearing veins. Nineteen rock samples were collected and are representative of the vein extent on the Capitan Property. Preliminary assay results indicated a presence of Uranium and Thorium, although these results should not be considered conclusive.

To date we have not been able to secure necessary funding to commence and complete an exploratory program. We believe that the most promising prospect to raise capital is the private sale of securities. Because we are an exploration stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain necessary additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms. It may be necessary for our officers, directors or principal stockholders to advance funds and we intend to hold expenses to a minimum and accrue expenses as possible until adequate funding is secured. Further, directors and officers intend to defer any compensation until our business warrants and adequate funds are available. As of the date hereof, we do not have in place an arrangement or definitive agreement for additional funding.

We do not have plans to hire employees in the immediate future, apart from part-time clerical assistance on an as-needed basis. We intend to use outside advisors or consultants only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner and proceed with our planned exploratory program during the next twelve months. We do not anticipate making any significant capital expenditures in the immediate future.

Plan of Operations

Our business plan for the next 12 months anticipates needing approximately $75,000 to complete our initial planned exploration commitments. Phase one of our exploration plan is intended to define possible mineralized zones on our properties, which will further define potential drill targets. We intend to seek a mineral exploration report from a qualified, licensed geologist, which will describe in detail all the exploration data, testing results and all other operations performed on the properties as well as a definitive further exploration program with suggested costs to enter and perform the next phase of the expected exploration. We estimate that exploration expenditures to complete the phase one will be approximately $50,000. Results of each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will likely suspend operations on the property. We would then have to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

Phase two, depending on the results of phase one, will consist of refining target locations, commencing trenching, and obtaining metallurgical samples for milling and processing tests. Upon assessing the results, we will rank target sits, investigate possible mills, and securing necessary options and permits. Management estimates that we will need up to an additional $25,000 to complete phase two, including the cost to exercise the option to acquire additional claims and general expenses. We intend to explore a possible private placement of our securities and/or debt financing to raise the additional funds, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds.

If our planned initial exploration programs successfully identifies a mineral deposit, we will need substantial additional funds for drilling and engineering studies to determine whether the mineral deposit is commercially viable. If we cannot raise additional funds for this work, we would be unable to proceed, even if a viable mineral deposit is discovered.

Our total exploration expenditures for phase one and two are expected, including initial filing and boding costs, could exceed $100,000. Each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will suspend operations on the property. We will then seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

Competition

The exploration for and exploitation of mineral reserves is highly competitive with many local, national and international companies in the marketplace. We must compete against several established companies in the industry that are better financed and/or who have closer working relationships with productive mining companies. One possible plan will be to seek a strategic relationship with an established mining company to provide expertise and funding, if exploration results so warrant. We have not entered into any agreements with any third parties to produce any minerals from our property, nor have we identified any potential partners in that regards, nor is there any assurance we will be able to secure such agreements. If we are unable to identify and/or partner with any third parties to assist us in attaining “production grade” minerals, we will likely be unsuccessful in producing any such minerals.

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

If we can secure funding necessary to implement an exploration program, we will be subject to regulation by numerous governmental authorities. To maintain our claims, we must make annual payments to the BLM and the State of New Mexico. If we proceed to phase two drilling, we must secure an Access and Land Use Permit. Subsequently, operating and environmental permits will be required from applicable regulatory bodies using technical applications filed by us. The failure or delay in obtaining regulatory approvals or licenses will adversely affect our ability to explore our property and otherwise carry out our business plan.

Any exploration or ultimate production on United States Federal land will have to comply with the Federal Land Management Planning Act, which has the effect generally of protecting the environment. Any exploration or ultimate production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts vary on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a project must be factored into the overall cost evaluation of whether to proceed with the project.

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

Facilities

We currently use as our principal place of business the business office of our President and director, Geoff Williams, in Salt Lake City, Utah. We have no written agreement and currently pay no rent for use of the facilities. When our business warrants and we have sufficient funds, we will likely secure commercial office space from which to conduct business. We have no current plans to secure such commercial office space.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There has never been a public trading market for our common stock. We have approximately 33 common stockholders of record. At such time as our business warrants and we have sufficient funding, we anticipate making an application through a broker/dealer to have our shares quoted on either the OTCQB or

OTC Pink Marketplace. This application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act.

Inclusion on the OTCQB or OTC Pink Marketplace will permit price quotations for our shares to be published by that service, although we do not anticipate a public trading market in our shares in the immediate future. Other than this application, we have no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in our commons stock. There can be no assurance that our shares will be accepted for quotation and trading on any recognized trading market. Also, there is no assurance that a public trading market will develop following acceptance for trading or at any other time in the future or, that if such a market does develop, that it can be sustained.

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

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The NASDAQ Stock Market in the foreseeable future. Therefore, our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on the NASDAQ Stock Market;

●	issued by a registered investment company;

●	excluded from the definition based on price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

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

These requirements may be considered cumbersome by broker-dealers and impact the willingness of a broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

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

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period a number of shares that does not exceed the greater of:

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

We are deemed an exploration stage company. Ongoing operating expenses, including costs associated with preparing and filing reports with the SEC, have historically been paid for by stockholder advances. We believe that necessary funds to maintain corporate viability and to fund future planned exploration will most likely be provided by officers, directors and/or principal stockholders, or possibly from private sales of securities, either debt or equity. However, there is no assurance that we will be able to obtain such funds on terms favorable to the company, or at all.

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

Results of Operations

We have not realized revenues since inception. For the year ended December 31, 2017, our net loss decreased to $26,755 compared to a loss of $42,757 for the year ended December 31, 2016. For 2017, total expenses were $11,547 compared to $28,574 in 2016, primarily attributed to a decrease in professional fees for accounting and legal expenses from $19,345 in 2016 to $5,467 in 2017. During 2017, general and administrative expenses decreased to $6,080 compared to $9,229 in 2016, primarily due to their own mining claim maintenance. Also, in 2017, interest expense increased to $15,730 compared to $14,183 in 2016, due to the increase in notes payable to related parties and accompanying increase in accrued interest. From inception through December 31, 2017, we have recorded a cumulative net loss of $26,755.

Liquidity and Capital Resources

Ongoing operating expenses incurred during 2017 and 2016 have been paid for by advances and loans from a stockholder. At December 31, 2017, we had total assets consisting of cash of $379 compared to cash of $139 at December 31, 2016. At December 31, 2017, we had current liabilities of $248,631 compared to $227,636 at December 31, 2016. The increase in liabilities at December 31, 2017 is primarily attributed to the $11,160 increase in note payable - related party, from $151,974 at December 31, 2016 to $163,134 at December 31, 2017, due to new loans from stockholders. The increase is also attributed to the $15,730 increase in accrued interest – related party, from $66,737 at December 31, 2016 to $82,467 at December 31, 2017, which reflects interest on the increase in related party note payable. At December 31, 2017, accounts payable decreased $5,895 to $3,030 from $8,925 at December 31, 2016.

Total stockholders’ deficit at December 31, 2017 was $248,252 compared to a deficit of $227,497 at December 31, 2016. Because of the Company’s limited cash reserves, we believe we must continue to rely on stockholders to pay expenses until we can successfully find a source of outside funding or that our operations begin to generate revenues.

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

It should be noted that notwithstanding our status as an emerging growth company, we would be eligible for these exemptions because of our status as a “smaller reporting company” as defined by the Securities Exchange Act of 1934.

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

Item 8.

Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2017 and 2016 have been examined, to the extent indicate in their reports, by Pinnacle Accountancy Group of Utah, independent registered public accountants (a d/b/a of Heaton & Company PLLC), and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.

To The Board of Directors and Stockholders of

Westgate Acquisitions Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Westgate Acquisitions Corporation (the Company) as of December 31, 2017 and December 31, 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Farmington, Utah

April 12, 2018

WESTGATE ACQUISITIONS CORPORATION
Balance Sheets

ASSETS

	December 31,	December 31,
	2017	2016

CURRENT ASSETS

Cash	$379	$139

Total Current Assets	379	139

TOTAL ASSETS	$379	$139

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$3,030	$8,925
Accrued interest - related party	82,467	66,737
Note payable - related party	163,134	151,974

Total Current Liabilities	248,631	227,636

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 6,000,000 and 6,000,000
shares issued and outstanding, respectively	60	60
Additional paid-in capital	65,657	59,657
Accumulated deficit	(313,969)	(287,214)

Total Stockholders' Deficit	(248,252)	(227,497)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$379	$139

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

REVENUES	$-	$-

EXPENSES
Professional Fees	8,380	20,005
General and administrative	5,558	9,199

Total Expenses	13,938	29,204

LOSS FROM OPERATIONS	(13,938)	(29,204)

OTHER EXPENSES

Interest expense	(13,593)	(12,932)

Total Other Expenses	(13,593)	(12,932)

LOSS BEFORE INCOME TAXES	(27,530)	(42,136)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(27,530)	$(42,136)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	6,000,000	6,000,000

WESTGATE ACQUISITIONS CORPORATION
Statement of Stockholders' Deficit

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2015	6,000,000	$60	$53,657	$(244,457)	$(190,740)

Services contributed by shareholders			6,000		6,000
Net loss for the year ended
December 31, 2016	-	-	-	(42,757)	(42,757)

Balance, December 31, 2016	6,000,000	$60	$59,657	$(287,214)	$(227,497)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2017	-	-	-	(26,755)	(26,755)

Balance, December 31, 2017	6,000,000	$60	$65,657	$(313,969)	$(248,252)

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION
Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(26,755)	$(42,757)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	6,000	6,000
Changes in operating assets and liabilities:
Change in accrued interest - related party	15,730	14,183
Change in accounts payable	(5,895)	(1,095)

Net Cash Used in
Operating Activities	(10,920)	(23,669)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable – Related Party	11,160	20,030
Net Cash Provided by
Financing Activities	11,160	20,030

NET INCREASE IN CASH	240	(3,639)

CASH AT BEGINNING OF PERIOD	139	3,778

CASH AT END OF PERIOD	$379	$139

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2017 and 2016.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2017 and 2016.

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

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax.

We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, no later than 2019.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 15% to net the loss before provision for income taxes for the following reasons:

	December 31, 2017	December 31, 2016
Income tax expense (benefit) at statutory rate	$ (3,693)	$ (6,226)
Contributed services	900	900
Related party interest	2,039	1,940
Change in valuation allowance	754	3,386
Income tax expense per books	$ -	$ -

As of December 31, 2017 and 2016, deferred tax assets consist of operating loss carryforwards of $213,502 and $208,477 and related party interest of $79,079 and $65,486, respectively. The net deferred tax assets are calculated using the expected rate of 21% as of December 31, 2017 and 15% as of December 31, 2016:

	December 31, 2017	December 31, 2016
NOL carryover	$ 44,835	$ 31,272
Related party interest	16,607	9,823
Impairment of mining claims	7	7
Valuation allowance	(61,449)	(41,102)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $213,502 at December 31, 2017 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. The valuation allowance increased approximately $19,590 due to change in effective tax rates to 21%.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year-end.

Stock-Based Compensation.

As of December 31, 2017, the Company has not issued any share-based payments to its employees.

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2017 the Company had not recorded any stock-based compensation expense.

WESTGATE ACQUISITIONS CORPORATION

Notes to Financial Statements

December 31, 2017 and 2016

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $313,969 as of December 31, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 - NOTE PAYABLE-RELATED PARTY

As of December 31, 2017 and 2016, the Company had a note payable to a shareholder of $163,134 and $151,974, respectively. The note payable is unsecured, accrues interest at 10% per annum and is due upon demand. As of December 31, 2017 and 2016, the Company            owes $82,467 and $66,737 of accrued interest to the related party, respectively. As of December 31, 2017 and 2016 the Company had an interest expense of $15,730 and $14,183, respectively.

NOTE 4 - CONTRIBUTED SERVICES

During the years ended December 31, 2017 and 2016, a Company officer has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 for each of the years ended December 31, 2017 and 2016.

NOTE 5 - SUBSEQUENT EVENTS

The Company’s management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 9, 2017, our Board of Directors approved a resolution to dismiss Sadler, Gibb & Associates, L.L.C. (“Sadler Gibb”) as the company’s independent registered public accounting firm and, on the same date, we engaged Pinaki & Associates LLC (“Pinaki”) as the company’s independent registered public accounting firm.

On November 27, 2017, our Board of Directors approved a resolution to dismiss Pinaki as our independent registered public accounting firm and, on the same date, we engaged Pinnacle Accountancy Group of Utah (“Pinnacle”), formerly known as Heaton & Company PLLC, as our new independent registered public accounting firm to audit the company’s consolidated financial statements as of December 31, 2017.

Except for the inclusion of a modification as to the company’s ability to continue as a going concern, none of Sadler Gibbs’ or Pinaki’s reports on the company’s consolidated financial statements for the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

As to Sadler Gibb during the company’s fiscal years ended December 31, 2014 and 2015 and through February 9, 2017, and as to Pinaki during our fiscal years ended December 31, 2015 and 2016 and through November 27, 2017;

(i) there were no disagreements with either Sadler Gibb or Pinaki on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Sadler Gibb’s or Pinaki’s satisfaction, would have caused either firm to refer to the subject matter of such disagreements in its reports on the company’s consolidated financial statements for such years; and

(ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.

Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

Management has concluded that controls over both disclosure controls and financial reporting controls are ineffective due to material weaknesses in maintaining sufficient segregation of duties. Due to our size and limited resources, we are unable currently to implement and maintain proper segregation of duties.

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting after the date we carried out our evaluation.

Item 9B.

Other Information.

Not applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name

  Age

Position

Geoff Williams

 48

President, CEO and Director

Rachel Winn

 47

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

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board of directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of, any other person.

The business experience of each of the persons listed above during the past five years is as follows:

Geoff Williams. Mr. Williams has served as a director and President of our company since its inception in September 1999. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts. Mr. Williams also serves as our principal financial officer and principal accounting officer. Mr. Williams served as a director, President and C.E.O. of Protect Pharmaceutical Corp. from February 14, 2012 to November 2016 and was also a director of U.S. Rare Earths, Inc. from November 2011 to August 2012.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that that no reports were filed during the fiscal year 2017.

Code of Ethics

We currently do not have a code of ethics. As our business develops, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.

Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2017 and 2016. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until our business and financial situation so warrant. As of the date hereof, no person has accrued any compensation.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of March 30, 2018, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group. Unless otherwise noted, the address of each person below is c/o 4190 South Highland Drive, Suite 230, Salt Lake City, Utah 84124.

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

(1)

Based upon 6,000,000 shares of common stock outstanding on March 30, 2018.

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

Audit Fees

On February 9, 2017, we engaged Pinaki & Associates LLC (“Pinaki”) as our new independent registered public accounting firm to audit our annual financial statements for the year ended December 31, 2016. Pinaki billed us $1,500 for the audit of our December 31, 2016 financial statements included in our 2016 Form 10-K, and $750 for review of our quarterly reports during 2017. Our prior auditors, Sadler, Gibb & Associates (“Sadler Gibb”), billed us $4,000 for the audit of our annual financial statements for the ended December 31, 2016. They also billed us $2,000 for the reviews of our quarterly reports during 2016.

On November 27, 2017, we engaged Heaton & Company, PLLC, d/b/a Pinnacle Accountancy Group of Utah (“Pinnacle”) as our new independent registered public accounting firm to audit the company’s consolidated financial statements as of December 31, 2017. Pinnacle has billed us $1,250 for the audit or our annual financial statements for December 31, 2017 included in this report.

Audit Related Fees

For the year ended December 31, 2017 and 2016, there were no fees billed for assurance and related services by Sadler Gibb, Pinaki or Pinnacle relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2017 and 2016, no fees were billed by Sadler Gibb, Pinaki or Pinnacle for tax compliance, tax advice and tax planning.

We have not used Sadler Gibb, Pinaki or Pinnacle for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged Sadler Gibb, Pinaki or Pinnacle to provide compliance outsourcing services.

Our board of directors has considered the nature and amount of fees billed by Sadler Gibb, Pinaki and Pinnacle and believes that the provision of services for activities unrelated to the audit is compatible with maintaining those firms’ independence.

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

Signature

     Title

  Date

 April 13, 2018

/S/ GEOFF WILLIAMS

President, C.E.O. and director

     Geoff Williams

Principal Financial Officer

Principal Accounting Officer

/S/ RACHEL WINN

Secretary and Director

April 13, 2018

     Rachel Winn

21