Form 10-Q
period 2018-03-31
WESTGATE ACQUISITIONS CORP
filed 2018-05-09
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2018

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

Yes  [  ]    No  [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ]

Smaller reporting company

[X]

(Do not check if a smaller reporting company)

Emerging growth company  [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

      Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class

Outstanding as of May 9, 2018

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

14

     Signatures…………………………………………………………………………

14

PART  I   —   FINANCIAL INFORMATION

Item 1.

  Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at March 31, 2018, related to the unaudited statements of operations and statements of cash flows for the three months ended March 31, 2018 and 2017, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2017 Form 10-K.  Operating results for the period ended March 31, 2018, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2018 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2018	2017
	(Unaudited)

CURRENT ASSETS

Cash	$934	$379

Total Current Assets	934	379

TOTAL ASSETS	$934	$379

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$3,998	$3,030
Accrued interest - related party	85,960	82,467
Note payable - related party	168,334	163,134

Total Current Liabilities	258,291	248,631

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized
at $0.00001 par value, 6,000,000 and 6,000,000
shares issued and outstanding, respectively	60	60
Additional paid-in capital	67,157	65,657
Retained deficit	(324,575)	(313,969)

Total Stockholders' Deficit	(257,358)	(248,252)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$934	$379

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2018		2017

REVENUES	$-		$-

OPERATING EXPENSES

General and administrative	7,113		7,127

Total Operating Expenses	7,113		7,127

LOSS FROM OPERATIONS	(7,113)	-	(7,127)

OTHER EXPENSES

Interest expense	(3,493)		(6,693)

Total Other Expenses	(3,493)		(6,693)

LOSS BEFORE INCOME TAXES	(10,606)		(13,820)

PROVISION FOR INCOME TAXES	-		-

NET LOSS	$(10,606)		$(13,820)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)		$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000		6,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

OPERATING ACTIVITIES

Net loss	$(10,606)	$(8,994)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	1,500	1,500
Changes in operating assets and liabilities:
Accrued interest - related party	3,493	3,367
Accounts payable	968	(1,075)

Net Cash Used in Operating Activities	(4,645)	(5,202)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Expenses paid on Company's behalf
by a related party	5,200	5,280
Proceeds from related party - note payable	-	-

Net Cash Provided by Financing Activities	5,200	5,280

NET DECREASE IN CASH	555	(5,202)

CASH AT BEGINNING OF PERIOD	379	169

CASH AT END OF PERIOD	$934	$(5,033)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to Condensed Financial Statements

March 31, 2018 and December 31, 2017

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements.  The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

Notes to Condensed Financial Statements

March 31, 2018 and December 31, 2017

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $168,334 and $163,134 at March 31, 2018, and December 31, 2017, respectively. During the three months ended March 31, 2018 we recorded interest expense of $3,493. The balance in interest accrued on the note totaled $85,960 and $82,467 at March 31, 2018 and December 31, 2017, respectively.

NOTE 5 – CONTRIBUTED SERVICES

During the three months ended March 31, 2018 and 2017, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually or $1,500 for each period ended March 31, 2018 and 2017.

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

Westgate Acquisitions Corporation (“Westgate” or the “company”) is an exploration stage company due to its acquisition of certain mining and/or mineral claims. Management’s goal is to implement an initial exploration program with the goal of identifying a mineral deposit, provided the company is able to secure necessary funding. Ongoing operating expenses, including the preparation and filing of this and other requisite reports with the SEC, have historically been paid for by advances from stockholders. To maintain our corporate viability, we believe future funds for operations will have to come from loans from officers, directors or stockholders. There is also a possibility that we could raise funds from private sales of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to the company, or at all.

Results of Operations

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

We have not recorded revenues since inception.  During the three-month period ended March 31, 2018 (“first quarter”), we incurred a net loss of $10,606 compared to a $13,820 net loss during the comparable 2017 first quarter.  The decrease in net loss is primarily attributed to the $3,200 decrease in in interest expense from $6,693 in the first quarter of 2017 to $3,493 in the first quarter of 2018. Interest expense is due to interest on loans from stockholders. General and administrative expenses of $7,113 for the first quarter of 2018 were relatively flat compared to $7,127 for the first quarter of 2017. General and administrative expenses are mostly comprised of professional legal and accounting expenses related to our ongoing reporting requirements.

Liquidity and Capital Resources

At March 31, 2018, we had total assets consisting solely of cash of $934, compared to cash of $379 at December 31, 2017.  The slight increase is due to advances from stockholders used to pay ongoing operating expenses during the first quarter of 2018. Company funds have historically been derived from stockholder loans.

At March 31, 2018, we had total current liabilities of $258,291, compared to current liabilities of $248,631 at December 31, 2017.  The increase in liabilities is attributed to ongoing professional fees and additional loans from stockholders to pay ongoing expenses during the first quarter of 2018. At March 31, 2018 we had a note payable - related party of $168,334, compared to $163,134 at December 31, 2017, which represents additional loans from stockholders.  Accrued interest on the related party note payable increased from $82,467 at December 31, 2017 to $85,960 at March 31, 2018, attributed to ongoing interest on the increase in debt.  Accounts payable also increased $968 to $3,998 in the first quarter of 2018 from $3,030 at December 31, 2017 reflecting an increase in unpaid liabilities. Expenses incurred during the first quarter of 2018 have been paid by stockholders.

We anticipate ongoing expenses through the end of 2018 will continue to be paid by stockholder loans until we realize revenues from operations. In the interim, unless we find an acceptable source of outside funding we will continue to rely on stockholder financing. Until we realize revenue, it is likely that the only other source of funding will be through the private sale of securities, either equity or debt.

At March 31, 2018, we had a stockholders’ deficit of $257,358 compared to a stockholders' deficit of $248,252 at December 31, 2017.  This increase in stockholders' deficit is attributed to ongoing general and administrative expenses and increases in notes payable-related party and the interest thereon, reflecting additional loans from stockholders.

We believe we need to raise additional funds to carry on general corporate operations through the end of 2018. These funds will most likely come from additional loans from stockholders. There can be no assurance that stockholders will continue indefinitely to provide additional funds or continue to pay our expenses. In the future, we will need to raise additional funds to be able to execute our exploration program. We believe the most likely source of these funds will be the sale of securities. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.  We estimate that we will require approximately $75,000 to execute phase one of our exploration program through the end of 2018.

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

Our plan of operation reflects objectives and anticipated growth for the next 12 months and beyond, identifying cash requirements to fulfill our business objectives. During 2018, we anticipate needing approximately $75,000 to complete our planned exploration commitments. Phase one of our exploration plan is intended to define possible mineralized zones on our properties, which will further define potential drill targets. We intend to seek a mineral exploration report from a qualified, licensed geologist, which will describe in detail all the exploration data, testing results and all other operations performed on the properties as well as a definitive further exploration program with suggested costs to enter and perform the next phase of the expected exploration. We estimate that exploration expenditures to complete the phase one will be approximately $50,000. Results of each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will likely suspend operations on the property. We would then have to seek additional exploration properties and additional funding with which to conduct the work. If we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

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

If we successfully identify a mineral deposit, we will need substantial additional funds for drilling and engineering studies to determine whether the mineral deposit is commercially viable. If we cannot raise additional funds for this work, we would be unable to proceed, even if a viable mineral deposit is discovered.

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

We believe that is could be necessary for officers, directors or stockholders to advance funds to remain a viable business and we will most likely accrue expenses until a funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, we expect directors to defer any compensation until we have sufficient funds.  We have not yet entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2018. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 9, 2018

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

14