Form 10-Q
period 2018-06-30
WESTGATE ACQUISITIONS CORP
filed 2018-07-17
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2018

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

Outstanding as of July 17, 2018

Common Stock, $0.00001 par value

       6,000,000

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

9

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.

Controls and Procedures

12

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

12

Item 1A.

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

13

Item 5.

Other Information

13

Item 6.

Exhibits

13

     Signatures…………………………………………………………………………

14

PART  I   —   FINANCIAL INFORMATION

Item 1.

  Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at June 30, 2018, related to the unaudited statements of operations and statements of cash flows for the three and six months ended June 30, 2018 and 2017, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2017 Form 10-K.  Operating results for the period ended June 30, 2018, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2018 or any other subsequent period.

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2018	2017
	(Unaudited)

CURRENT ASSETS

Cash	$534	$379

Total Current Assets	534	379

TOTAL ASSETS	$534	$379

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$5,855	$3,030
Accrued interest - related party	90,797	82,467
Note payable - related party	175,884	163,134

Total Current Liabilities	272,536	248,631

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized
at $0.00001 par value, 6,000,000 and 6,000,000
shares issued and outstanding, respectively	60	60
Additional paid-in capital	68,657	65,657
Retained deficit	(340,719)	(313,969)

Total Stockholders' Deficit	(272,002)	(248,252)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$534	$379

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	11,308	7,951	18,420	10,898

Total Operating Expenses	11,308	7,951	18,420	10,898

LOSS FROM OPERATIONS	(11,308)	(7,951)	(18,420)	(10,898)

OTHER EXPENSES

Interest expense	(4,837)	(3,409)	(8,330)	(6,776)

Total Other Expenses	(4,837)	(3,409)	(8,330)	(6,776)

LOSS BEFORE INCOME TAXES	(16,145)	(11,360)	(26,750)	(17,674)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(16,145)	$(11,360)	$(26,750)	$(17,674)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these condensed financial statements

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

OPERATING ACTIVITIES

Net loss	$(26,750)	$(17,674)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	3,000	3,000
Changes in operating assets and liabilities:
Accrued interest - related party	8,330	6,776
Accounts payable	2,825	(1,075)

Net Cash Used in Operating Activities	(12,595)	(8,973)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-
Expenses paid on Company's behalf
by a related party	12,750	9,017

Net Cash Provided by Financing Activities	12,750	9,017

NET DECREASE IN CASH	155	44

CASH AT BEGINNING OF PERIOD	379	169

CASH AT END OF PERIOD	$534	$213

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to Condensed Financial Statements

June 30, 2018 and December 31, 2017

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements.  The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

June 30, 2018 and December 31, 2017

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

 NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $175,884 and $163,134 at June 30, 2018, and December 31, 2017, respectively.  The balance in interest accrued on the note totaled $90,797 and $82,467 at June 30, 2018 and December 31, 2017, respectively.

NOTE 5 – CONTRIBUTED SERVICES

During the six months ended June 30, 2018 and 2017, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually or $3,000 for the six month periods ended June 30, 2018 and 2017, respectively.

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

Westgate Acquisitions Corporation (“Westgate” or the “company”) is an exploration stage company due to its acquisition of certain mining and/or mineral claims. Our plan is to implement an initial exploration program with the goal of identifying a mineral deposit, provided the company is able to secure necessary funding. Ongoing operating expenses, including the preparation and filing of this and other requisite reports with the SEC, have historically been paid for by advances from stockholders. To maintain corporate viability, we believe future funds for operations will have to come from loans from officers, directors or stockholders. There is also a possibility that we could raise funds from private sales of securities, either debt or equity.  However, there is no assurance that we will be able to realize such funds on terms favorable to the company, or at all.

Results of Operations

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

We have not recorded revenues since inception.  During the three-month period ended June 30, 2018 (“second quarter”), we incurred a net loss of $16,145 compared to a $11,360 net loss during the comparable 2017 second quarter.  This $4,785 increase in net loss is primarily attributed to the $3,357 increase in general and administrative expenses from $7,951 in the 2017 second quarter to $11,308 in the 2018 second quarter, due to increased professional and accounting expenses in 2018 related to ongoing reporting requirements. Also, interest expenses increased from $3,409 in the second quarter of 2017 to $4,837 in the second quarter of 2018, due to interest on increased loans from stockholders.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

During the six-month period ended June 30, 2018 (“first half”), we incurred a net loss of $26,750 compared to a $17,674 loss during the comparable first half of 2017.  This increased net loss was also due primarily to the increase in general and administrative expenses from $10,898 for the first half of 2017 to $18,420 for the first half of 2018, reflecting the increase in professional and accounting expenses. Contributing to the increased net loss was the increase in interest expense from $6,776 for the first half of 2017 to $8,330 for the first half of 2018, attributed to interest on increased loans from stockholders.

Liquidity and Capital Resources

At June 30, 2018, we had total assets consisting solely of cash of $534, compared to cash of $379 at December 31, 2017.  This increase is due to advances from stockholders used to pay ongoing operating expenses during the first half of 2018. Company funds have historically been derived from stockholder loans.

At June 30, 2018, we had total current liabilities of $272,536, compared to current liabilities of $248,631 at December 31, 2017.  The increase in liabilities is attributed to ongoing professional fees and additional loans from stockholders to pay ongoing expenses during the first half of 2018. At June 30, 2018 we had a note payable - related party of $175,884, compared to $163,134 at December 31, 2017, which represents additional loans from stockholders.  Accrued interest on the related party note payable increased from $82,467 at December 31, 2017 to $90,797 at June 30, 2018, attributed to ongoing interest on the increase in debt.  Accounts payable also increased $2,825 to $5,855 in the first half of 2018 from $3,030 at December 31, 2017, reflecting an increase in unpaid liabilities. Expenses incurred during the first half of 2018 have been paid by stockholders.

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

At June 30, 2018, we had a stockholders’ deficit of $272,002 compared to a stockholders' deficit of $248,252 at December 31, 2017.  This increase in stockholders' deficit is attributed to ongoing general and administrative expenses and increases in notes payable-related party and the interest thereon, reflecting additional loans from stockholders.

Management has concluded that we need to raise additional funds to carry on general corporate operations through the end of 2018. It is likely that these funds will have to come from additional loans from stockholders. There can be no assurance that stockholders will continue indefinitely to provide additional funds or continue to pay our expenses. In the future, we will need to raise substantial additional funds to be able to execute our exploration program. Management believes the most likely source of these funds will be the sale of securities. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.  We estimate that we will require approximately $75,000 to execute phase one of our exploration program through the end of 2018.

Plan of Operation

We hold certain mining and/or mineral claims and/or leases located in Lincoln County, New Mexico. Accordingly, we are considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage. We have not commenced comprehensive exploration on our properties and we have no known mineral reserves. Our proposed preliminary studies of our claims are intended to be exploratory in nature.

Our plan of operation reflects management’s objectives and anticipated growth for the next 12 months and beyond. Management has intended to identify future cash requirements necessary to fulfill our business objectives. During the balance of 2018, we anticipate needing approximately $75,000 to complete our initial planned exploration commitments. Phase one of our exploration plan is intended to define possible mineralized zones on our properties, which will further define potential drill targets. Our goal is to secure a mineral exploration report from a qualified, licensed geologist, which will describe in detail all the exploration data, testing results and all other operations performed on the properties as well as a definitive further exploration program with suggested costs to enter and perform the next phase of the expected exploration. We estimate that exploration expenditures to complete the phase one will be approximately $50,000. Following phase one, management will analyze results to determine whether the results warrant further work. In the event initial phase exploration results do not warrant drilling or further exploration, we will likely suspend operations on the property. We would then have to seek additional exploration properties and additional funding with which to conduct the work. There can be no assurance that we will be able to obtain additional financing or additional properties, which will raise doubts as to whether we will be able to continue active business operations.

Phase two, depending on positive results of phase one, will consist of refining target locations, commencing trenching, and obtaining metallurgical samples for milling and processing tests. Upon assessing these results, we will rank target sits, investigate possible mills, and securing necessary options and permits. Management estimates that we will need up to an additional $25,000 to complete phase two, including the cost to exercise the option to acquire additional claims and general expenses.

If we successfully identify a mineral deposit, we will need substantial additional funds for drilling and engineering studies to determine whether the mineral deposit is commercially viable. Management intends to explore a possible private placement of our securities and/or debt financing to raise additional funds, although no definitive plan has been formulated and there can be no assurance that we will be able to realize the necessary funds. If we cannot raise additional funds for this work, we would be unable to proceed, even if a viable mineral deposit is discovered.

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

In the past, we have relied upon funding from our officers, directors and stockholders to continue operations. We believe that in the immediate future, it will be necessary for officers, directors or stockholders to advance additional funds to remain a viable business and we will most likely accrue expenses as possible until a funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, we expect directors to defer any compensation until we have sufficient funds.  We have not yet entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

Because we most likely will need to obtain outside financing, possibly the only method available would be the private sale of securities. It is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender.  There can be no assurance that we will be able to obtain necessary additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2018. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 17, 2018

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

14