Form 10-Q
period 2018-09-30
WESTGATE ACQUISITIONS CORP
filed 2018-11-16
CIK 1099568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2018

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-53084

WESTGATE ACQUISITIONS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

87-0639379

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

3625 Cove Point Drive, Salt Lake City, UT 84109

(Address of principal executive offices)

(801) 209-0740

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files).  Yes  [  ]    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

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

Outstanding as of November 8, 2018

Common Stock, $0.00001 par value

       8,690,190

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

13

Item 5.

Other Information

13

Item 6.

Exhibits

13

     Signatures

14

PART  I   —   FINANCIAL INFORMATION

Item 1.

  Financial Statements

The accompanying unaudited balance sheet of Westgate Acquisitions Corporation at September 30, 2018, related to the unaudited statements of operations and statements of cash flows for the three and nine months ended September 30, 2018 and 2017, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2017 Form 10-K.  Operating results for the period ended September 30, 2018, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2018, or any other subsequent period.

3

WESTGATE ACQUISITIONS CORPORATION
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2018	2017
	(Unaudited)

CURRENT ASSETS

Cash	$524	$379

Total Current Assets	524	379

TOTAL ASSETS	$524	$379

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$404	$3,030
Accrued interest - related party	-	82,467
Note payable - related party	8,703	163,134

Total Current Liabilities	9,107	248,631

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized
at $0.00001 par value, 8,690,190 and 6,000,000
shares issued and outstanding as September 30, 2018 and December 31, 2017 respectively	87	60
Additional paid-in capital	347,379	65,657
Retained deficit	(356,049)	(313,969)

Total Stockholders' Deficit	(8,583)	(248,252)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$524	$379

The accompanying notes are an integral part of these unaudited condensed financial statements.

4

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	12,992	3,006	31,412	13,904

Total Operating Expenses	12,992	3,006	31,412	13,904

LOSS FROM OPERATIONS	(12,992)	(3,006)	(31,412)	(13,904)

OTHER INCOME/(EXPENSE)

Interest expense	(2,338)	(3,409)	(10,668)	(10,184)

Total Other Expenses	(2,338)	(3,409)	(10,668)	(10,184)

Net Other Income	(15,330)	-	(42,080)	-

LOSS BEFORE INCOME TAXES	(15,330)	(6,415)	(42,080)	(24,088)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(15,330)	$(6,415)	$(42,080)	$(24,088)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	8,690,190	6,000,000	6,433,584	6,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

5

WESTGATE ACQUISITIONS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(42,080)	$(24,088)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	4,500	4,500
Changes in operating assets and liabilities:
Accrued interest - related party	10,718	10,184
Accounts payable	(2,626)	(220)

Net Cash Used in Operating Activities	(29,488)	(9,624)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from related party	29,633	9,638

Net Cash Provided by Financing Activities	29,633	9,638

NET DECREASE IN CASH	145	14

CASH AT BEGINNING OF PERIOD	379	169

CASH AT END OF PERIOD	$524	$183

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for notes payable – related party	$269,019	$-
Forgiveness of related party payables	$8,230	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTGATE ACQUISITIONS CORPORATION

Notes to Condensed Financial Statements

September 30, 2018 and December 31, 2017

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements.  The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

7

 NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party note payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $8,703 and $163,134 at September 30, 2018, and December 31, 2017, respectively.  The balance in interest accrued on the note totaled $0 and $82,467 at September 30, 2018 and December 31, 2017, respectively.

On August 17, 2018, the Company agreed to issue 2,690,190 shares of common stock in exchange for the cancellation of a note due to a shareholder in the amount $269,069 including principal and interest. The Company's stock is not trading and it was determined the price per share was $.10. As part of this agreement, $8,230 of related party payables were forgiven.

NOTE 5 – CONTRIBUTED SERVICES

During the nine months ended September 30, 2018 and 2017, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 annually or $4,500 for the nine month periods ended September 30, 2018 and 2017, respectively. This contribution ceased on July 1, 2018.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

On October 31, 2018, our board of directors approved resolutions (i) to effect the reverse split of our outstanding common stock on a one (1) share for two and one-half (2.5) shares basis; (ii) to change our corporate name to WeedClub Inc.; and (iii) to increase or our authorized common stock to 200,000,000 shares. This  resolution is still being finalized, and has not yet been approved by FINRA, etc.

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Westgate Acquisitions Corporation (“Westgate” or the “company”) became an exploration stage company following its acquisition of certain mining and/or mineral claims. We have planned to implement an initial exploration program with the goal of identifying a mineral deposit, provided the company is able to secure necessary funding. Because we have not been able to finance our planned program, new management is evaluating our current business as well as exploring possible alternative ventures.

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

Results of Operations

For the three months ended September 30, 2018 compared to the three months ended

September 30, 2017.

We have not recorded revenues since inception.  During the three-month period ended September 30, 2018 (“third quarter”), we incurred a net loss of $15,330 compared to a $6,415 net loss during the comparable 2017 third quarter. This $8,915 increase in net loss is primarily attributed an increase in professional fees during the third quarter of 2018, associated with the change of control of the company. Also, interest expenses decreased from $3,409 in the third quarter of 2017 to $2,338 in the third quarter of 2018, due to the decrease in the outstanding loan balance from stockholders during the 2018 third quarter.

For the nine months ended September 30, 2018 compared to the nine months ended

September 30, 2017.

During the nine-month period ended September 30, 2018 (“first nine months”), we incurred a net loss of $42,080 compared to a $24,088 loss during the comparable first nine months of 2017.  This increased net loss was also due primarily to a $13,904 increase in general and administrative expenses, of $17,508 for the first nine months of 2017 to $31,412 for the first nine months of 2018, reflecting the increase in professional and accounting expenses associated with reporting requirements and the change in control of the company. Contributing to the increased net loss was the increase in interest expense from $10,184 for the first nine months of 2017 to $10,668 for the first nine months of 2018, attributed to interest on increased loans from stockholders for the nine month period.

Liquidity and Capital Resources

At September 30, 2018, we had total assets consisting solely of cash of $524, compared to cash of $379 at December 31, 2017.  This increase is due to advances from stockholders used to pay ongoing operating expenses during the first nine months of 2018. Company funds have historically been derived from stockholder loans.

At September 30, 2018, we had total current liabilities of $9,107, compared to current liabilities of $248,631 at December 31, 2017. This decrease is primarily attributed the decrease in note payable – related party from $163,134 at December 31, 2017 to $8,703 at September 30, 2018, due to settlement of certain debts owed to a related party with issuance of common stock associated with the change of control of the company. Accrued interest – related party decreased from $82,467 at December 31, 2018 to $0 at September 30, 2018, also due to the settlement of debt with issuance of common stock. Accounts payable decreased $2,626 to $404 at September 30, 2018, compared to $3,030 at December 31, 2017, reflecting payment of most accounts payable. Expenses incurred during the first nine months of 2018 have been paid by stockholder advances.

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

At September 30, 2018, we had a stockholders’ deficit of $8,583 compared to a stockholders' deficit of $248,252 at December 31, 2017.  This decrease in stockholders' deficit is primarily attributed to the settlement of debt related to notes payable-related party and accrued interest with the issuance of common stock.

Management has concluded that we need to raise additional funds to carry on general corporate operations through the end of 2018. It is likely that these funds will have to come from additional loans from stockholders. There can be no assurance that stockholders will continue indefinitely to provide additional funds or continue to pay our expenses. In the future, we may need to raise substantial additional funds to be able to advance our business plan. Management believes the most likely source of these funds will be the sale of securities. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.

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

To date, we have been unable to secure adequate funding to follow through with our intended exploration plans for our mining properties. Prior management estimated that total exploration expenditures for the first two phases of exploration could exceed $100,000. Each phase of proposed exploration will require additional funding, of which there is no assurance we could secure. Also, there can be no assurance that we would ultimately find mineral deposits of commercial value.

In light of the above, management is exploring possible new business ventures in which the company could become involved. On October 31, 2018, our board of directors approved resolutions (i) to effect the reverse split of our outstanding common stock on a one (1) share for two and one-half (2.5) shares basis; (ii) to change our corporate name to WeedClub Inc.; and (iii) to increase or our authorized common stock to 200,000,000 shares. These actions were approved by the written consent of approximately 79.3% of the voting power of our outstanding common stock. Thus, the proposals will become effective following the appropriate filings with the SEC, the State of Nevada and having delivered an Information Statement to stockholders describing the actions. We expect the proposals to be effective in early December 2018.

Because of our inability to raise funds for our current mining project, management intends to investigate possible new business opportunities with the possibility of eventually entering into a new business venture that management believes to in the best interest of the company. We currently do not have any definitive arrangement or agreement to enter into any new business venture or acquisition. There can be no assurance that we will enter into or consummate any new business transactions.

Historically, we have incurred operating losses and will not be able to exist indefinitely without securing additional operating funds. In the view of our independent auditors, we require additional funds to maintain our operations and these conditions raise substantial doubt about our ability to continue as a going concern.

We do not currently plan to conduct any product research or development over the next 12 months and do not expect to purchase any plant or significant equipment during that time. We do not have employees and do not expect to add employees over the next 12 months, except for possible consultants and part-time clerical help. We anticipate that our current management team will satisfy our requirements for the foreseeable future.

In the past, we have relied upon funding from officers, directors and stockholders to continue operations. We believe that in the immediate future, it will be necessary for officers, directors or stockholders to advance additional funds to remain a viable business and we will most likely accrue expenses as possible until a funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, we expect directors to defer any compensation until we have sufficient funds.  We have not yet entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2018. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2018, the board of directors authorized the settlement of certain outstanding debt in exchange for shares of the company’s common stock. In connection with the change of control transaction on August 6, 2018, Jeff Holmes acquired the debt from a related party. Accordingly, the company agreed to issue to Mr. Holmes 2,690,190 shares of authorized, but previously unissued common stock, in exchange for relinquishing the acquired debt in the amount of $269,019, equal to $0.10 per share. The shares were issued in a private transaction to a person knowledgeable of the company’s business, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.

  Defaults Upon Senior Securities

This Item is not applicable.

Item 4.

  Mine Safety Disclosures

This Item is not applicable.

Item 5.

  Other Information

On October 31, 2018, our board of directors approved resolutions (i) to effect the reverse split of our outstanding common stock on a one (1) share for two and one-half (2.5) shares basis; (ii) to change our corporate name to WeedClub Inc.; and (iii) to increase or our authorized common stock to 200,000,000 shares. No other corporate actions to be taken by written consent were considered by the board. As of October 31, 2018, stockholders who beneficially hold in the aggregate 6,890,190 shares of common stock, or approximately 79.3% of the voting power of our outstanding voting securities, executed and delivered to the board of directors written consents approving the reverse split, corporate name change and increase in authorized common stock. Because the actions were approved by the written consent of stockholders holding a majority of our outstanding common stock, no proxies are being solicited. We have also filed an Information Statement with the SEC containing information related to the actions taken by written consent. The Information Statement will be sent to stockholders at least twenty days prior to the actions being finalized.

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

WESTGATE ACQUISITIONS CORPORATION

Date: November 15, 2018

By:  /S/   G. REED PETERSEN

G. Reed Petersen

President, C.E.O. and Director

(Principal Accounting Officer)

15